Form 10-Q
period 2000-03-31
PANAMERICAN BEVERAGES INC
filed 2000-05-15
CIK 911360

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549
                                   FORM 10 - Q

X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
--   of 1934

For the quarterly period ended March 31, 2000

__ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number             1-12290

                         PANAMERICAN BEVERAGES, INC.

Republic of Panama                                Not Applicable
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   identification no.)

                               c/o Panamco L.L.C.
                                701 Waterford Way
                                    Suite 800
                             Miami, Florida 33126
              -------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (305) 856-7100
              -------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports require to be failed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X              No
                                  ---                 ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Class A Common Stock:           119,880,006
Class B Common Stock:             8,971,431
Class C Preferred Stock:                  2

                                Table of Contents

                                                                            Page

PART I FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheets (unaudited)
       as of December 31, 1999 and March 31, 2000............................1

       Condensed Consolidated Statements of Operations
       (unaudited) for the three-month periods ended
       March 31, 1999 and 2000...............................................2

       Condensed Consolidated Statements of Cash Flows
       (unaudited) for the three-month periods ended
       March 31, 1999 and 2000...............................................3

       Notes to Condensed Consolidated Financial
       Statements (unaudited)................................................4

       PANAMCO MEXICO -- Selected Statements of Operations Data
       (unaudited) for the three-month periods ended
       March 31, 1999 and 2000..............................................11

       PANAMCO BRASIL -- Selected Statements of Operations Data
       (unaudited) for the three-month periods
       ended March 31, 1999 and 2000........................................12

       PANAMCO COLOMBIA -- Selected Statements of Operations Data
       (unaudited) for the three-month periods
       ended March 31, 1999 and 2000........................................13

       PANAMCO VENEZUELA -- Selected Statements of Operations Data
       (unaudited) for the three-month periods
       ended March 31, 1999 and 2000........................................14

       PANAMCO CENTRAL AMERICA -- Selected Statements of Operations
       Data (unaudited) for the three-month periods ended
       March 31, 1999 and 2000..............................................15

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS..................................16

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
       MARKET RISK..........................................................24

PART II OTHER INFORMATION...................................................24

Item 1. Legal Proceedings...................................................24

Item 2. Change in Securities and Use of Proceeds............................24

Item 3. Defaults upon Senior Securities.....................................25

Item 4. Submission of Matters to a Vote of Security Holders.................25

Item 5. Other Information...................................................25

Item 6. Exhibits and Reports on Form 8-K....................................25

Signatures..................................................................26

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Stated in thousands of U.S. dollars)
                                   (Unaudited)




                                                  December 31,       March 31,
ASSETS                                               1999               2000
                                                  -----------        ----------

Current assets:
  Cash and equivalents                          $     152,648      $   154,767
  Accounts receivable, net                            133,776          125,188
  Inventories, net                                    122,978          106,640
  Other                                                17,648           19,603
                                                   -----------      -----------
      Total current assets                            427,050          406,198
  Investments                                         215,129          219,555
  Property, plant, and equipment, net               1,218,383        1,206,578
  Bottles and cases, net                              310,856          295,063
  Goodwill, net                                     1,292,414        1,286,930
  Other assets, net                                   149,290          153,773
                                                   -----------      -----------
                                                $   3,613,122      $ 3,568,097


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Bank loans                                     $  33,529         $    28,907
  Current portion of long-term debt                 64,640              65,051
  Accounts payable                                 152,230             154,762
  Other current liabilities                        130,103             167,533
                                                 -----------        -----------
    Total current liabilities                      380,502             416,253

Long-term liabilities:
  Long-term debt                                 1,249,972           1,250,253
  Other long-term liabilities                      202,778             204,246
                                                 -----------        -----------

    Total long-term liabilities                  1,452,750           1,454,499

 Minority interest in consolidated subsidiaries     27,974              27,475

Shareholders' equity:
  Capital                                            1,480               1,480
  Capital in excess of par value                 1,584,787           1,585,113
  Retained earnings                                616,778             506,967
  Accumulated other comprehensive loss            (393,850)           (354,716)
                                                 -----------        -----------
                                                 1,809,195           1,738,844
  Less shares held in treasury, at cost             57,299              68,974
                                                 -----------        -----------

    Total shareholders' equity                   1,751,896           1,669,870

                                               $ 3,613,122        $  3,568,097
                                               ============       ============


The accompanying notes are an integral part of these condensed consolidated unaudited statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Stated in thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)




                                                      Three months ended
                                                           March 31,
                                                 ------------------------------
                                                     1999              2000
                                                 ------------      ------------

Net sales                                        $   562,982       $   608,181

Cost of sales, excluding
depreciation and amortization                        282,381           298,421
                                                 ------------      ------------

      Gross profit                                   280,601           309,760

Operating expenses:

   Selling, general and administrative               197,026           207,440
   Depreciation and amortization,
    excluding goodwill                                53,719            56,726
   Amortization of goodwill                            9,009             9,104
   Facilities reorganization charges                   7,174            79,878
                                                 ------------      ------------
                                                     266,928           353,148

      Operating income (loss)                         13,673           (43,388)

Interest expense, net                                (23,155)          (29,371)
Other expense, net                                   (24,583)           (8,249)
                                                 ------------      ------------
      Loss before income taxes                       (34,065)          (81,008)

Income taxes (benefit)                                 5,449            (9,255)
                                                 ------------      ------------
      Loss before minority interest                  (39,514)          (71,753)

Minority interest in earnings (losses)
of subsidiaries                                          568              (251)
                                                 ------------      ------------
      Net loss                                   $   (40,082)      $   (71,502)
                                                 ============      ============
      Cash operating profit                      $    76,401       $    61,974
                                                 ============      ============
      Basic loss per share                       $     (0.31)      $     (0.55)
                                                 ============      ============
      Basic weighted average shares
      outstanding, in thousands                      129,651           129,142
                                                 ============      ============
      Diluted loss per share                     $     (0.31)      $     (0.55)
                                                 ============      ============
      Diluted weighted average shares
      outstanding, in thousands                      129,651           129,142
                                                 ============      ============


The accompanying notes are an integral part of these condensed consolidated unaudited statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Stated in thousands of U.S. dollars)
                                   (Unaudited)




                                                 Three months ended March 31,
                                                ------------------------------
                                                    1999              2000
                                               --------------      ------------


     Net cash provided by operating activities $    50,928         $   75,300

Cash flows from investing activities:

     Capital expenditures                          (62,124)           (39,246)
     Purchases of bottles and cases, net           (16,037)           (12,083)
     Purchases of investments                     (154,027)            (4,000)
     Proceeds from sale of investments                  (6)                 -

     Proceeds from sale of property,
       plant and equipment                           7,042             10,193
     Other                                          24,216               (257)
       Net cash used in investing activities      (200,936)           (45,393)


Cash flows from financing activities:

      Payment of bank loans and other             (209,462)            (9,730)
      Proceeds from bank loans, other and
        other long-term Borrowings                 490,496              6,319
      Issuance of capital stock                        224                412
      Acquisition of capital stock                       -            (11,761)

     Payment of dividends to minority interest        (230)              (235)
     Payment of dividends to shareholders           (7,549)            (7,730)

     Other                                                              1,762
                                               -----------         ----------
       Net cash provided by (used in)
       financing activities                        273,479            (20,963)

Effect of exchange rate changes on cash             (1,801)            (6,825)
       Net increase in cash and equivalents        121,670              2,119
Cash and equivalents at beginning of year          131,152            152,648
                                               -----------         ----------
Cash and equivalents at end of year            $   252,822         $  154,767
                                               ===========         ==========
Supplemental cash flow disclosures:
  Cash paid during the year for--
     Interest                                  $    22,746         $   36,104
                                               ===========         ==========

     Income taxes                              $     9,193         $    8,906
                                               ===========         ==========


The accompanying notes are an integral part of these condensed consolidated unaudited statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in thousands of U. S. dollars)
                                  (Unaudited)

(1)     Basis of presentation

          The unaudited condensed consolidated financial statements as of March 31, 1999 and 2000 included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations for the three-month periods ended March 31,1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

          These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 20-F filed with the SEC on May 15, 2000. The Company has made no significant changes in accounting policies from those reflected in the financial statements included in the Annual Report on Form 20-F.

          The financial statements of the Colombian and Venezuelan subsidiaries for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries is the Mexican peso, Brazilian real, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, respectively, for the 1999 and 2000 periods. The financial statements of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries for the 1999 and 2000 periods have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income, which is as a component of shareholders' equity. Foreign currency translation gains (losses) on monetary assets and liabilities for the Colombian and Venezuelan subsidiaries have been included in the statements of operations accounts to which such items relate as shown below:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Stated in thousands of U. S. dollars)
                                  (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                            -----------------------------------
                                                  1999              2000
                                            --------------      ---------------

          Net sales                         $      (532)        $      (310)

          Cost of sales and
            Operating expenses                    2,550               1,216

          Interest and other

            Income                                  440                (573)

          Provision for income taxes                426                 291

          Net translation gain                    2,884         $       624


(2)     New accounting standards

          In September 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective beginning January 1, 2001. The Company does not believe the adoption of this standard, which will be implemented in the first quarter of 2001, will have a material effect on its financial position or results of operations.

(3)     Reorganization program

During the quarter ended March 31, 2000, the Company implemented a reorganization program. As a result of this reorganization program, the Company recorded the following items in the statement of operations:

Facilities reorganization charges.- During the quarter ended March 31, 2000, the Company recorded $79,878 of charges primarily as a result of the write-off of non-cash items of property, plant and equipment and obsolete bottles and cases amounting to $39,533, and $40,345 of cash items relating primarily to severance payments, job terminations and reorganization of the distribution system of the Venezuelan and Brazilian subsidiaries. During the quarter ended March 31, 1999, the Company recorded $7,174 of cash items related to severance payments and job terminations. These amounts have been recorded as facilities reorganization charges.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U. S. dollars)
                                  (Unaudited)


Non-operating expenses.- During the first quarter 2000, the Compnay recorded $5,387 of charges related to the diposal of non-operating assets, including land of some of the operating plants, which are presented as part of other expenses, net.

As a result of the facilities reorganization chages and the reorganization expenses, the Company recorded a tax benefit of $23,405.

The following table shows a summary of the charges and benefits recorded in the statements of operations:

                                  Cash           Non-cash       Total
                                  ----           --------       -----
Restructuring charges          $  39,810         $  19,590    $  59,400
Assets write-offs                    535            19,943       20,478
                               ---------         ---------    ---------
                                  40,345            39,533       79,878
Non-operating charges              -                 5,387        5,387
                               ---------         ---------    ---------
                               $  40, 345        $  44,920       85,265
                               =========         =========
Income tax benefit                                               23,405
                                                              ---------
                                                              $  61,860
                                                              =========

The following table shows the status of the balance of the reorganization allowance at March 31, 2000 included as part of other current liabilities:



                                                                              =======Applications=======
                                    ======Charges======
                    Balance at                                 Write off                                       Balance at
                   December 31,     Cash        Non-cash       recorded in    Severance                        March 31,
          1999 fixed assets Payments Assets sold 2000

Write-off of fixed
     assets            $ -       $  1,411       $ 39,533       $ 20,478     $    -           $ 6,112          $ 14,354

Job termination
   and severance
   benefits              -         31,902           -              -          12,090            -               19,812

Other                    -          7,032           -              -             -              -                7,032
                       -------   --------       --------       --------     --------         -------          --------
Total                  $ -       $ 40,345       $ 39,533       $ 20,478     $ 12,090         $ 6,112          $ 41,198
                       =======   ========       ========       ========     ========         =======          ========



(4)      Inventories, net

                                          December 31,          March 31,
                                              1999                2000
                                         -------------         ----------

Bottled beverages and coolers            $    32,683           $   26,756

Raw materials                                 49,341               40,241

Spare parts and supplies                      45,018               44,484
                                         ------------          ----------
                                             127,042              111,481

Less - Allowance for obsolete

   and slow-moving items                       4,064                4,841
                                         ------------          ----------
                                         $   122,978           $  106,640
                                         ============          ==========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U. S. dollars)
                                   (Unaudited)

(5)      Property, plant, equipment, bottles and cases, net

                                          December 31,          March 31,
                                              1999                2000
                                         ----------------       ----------

Property, plant and equipment            $ 2,034,622           $  2,038,630

Less - Accumulated depreciation              816,239                832,052
                                         ------------          -------------
                                           1,218,383              1,206,578

Bottles and cases, net                       310,856                295,063
                                         ------------          -------------
                                         $ 1,529,239           $  1,501,641
                                         ============          =============

(6)      Transactions with related parties

         For the three months ended March 31, 2000, the Company carried out transactions with related parties. A summary of balances as of December, 31 1999 and March 31, 2000 and transactions for the three months ended March 31, 1999 and 2000 with related parties is as follows:

                                         December 31,          March 31,
                                             1999                 2000
                                         -------------         ----------

Accounts receivable:
   Subsidiaries of Coca-Cola             $   9,991             $   5,926
   Subsidiaries of Kaiser                    3,488                   366
                                         ----------            ----------
                                         $  13,479             $   6,292
                                         ==========            ==========

Accounts payable:

   Subsidiaries of Coca-Cola             $  48,946             $  40,065
   Productos de Vidrio, S.A.                 6,630                   -
   Central Azucarero Portuguesa, C.A.        1,628                   -
   Tapon Corona de Colombia, S.A.            1,936                   707
   Comptec, S.A.                               976                   686
                                         ----------            ----------
                                         $  60,116             $  41,458
                                         ==========            ==========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U. S. dollars)
                                   (Unaudited)



                                                  Three Months Ended
                                                       March 31,
                                           ------------------------------
                                           1999                   2000
                                           ----                   -----

Income:
  Marketing expense support              $   9,528             $  10,156
  Other                                        824                   768
                                         ----------            ----------
                                         $  10,352             $  10,924
                                         ==========            ==========

Expenses:
    Purchase of concentrate              $  65,113             $  64,932
    Purchase of beer                        23,262                14,587
    Purchase of other inventories            6,570                 8,410
                                         ----------            ----------
                                         $  94,945             $  87,929
                                         ==========            ==========

Capital expenditure incentives received  $   2,521             $      -
  in cash                                ==========            ==========

(7)      Other transactions

         On March 18, 1999, the Company entered into an agreement with ING Baring US Capital, LLC as arranger and administrative agent, for a three-year loan in the amount of $300,000 with quarterly interest payments. The proceeds were used to repay short-term bank loans of the Company. The loan agreement establishes certain restrictions including a minimum consolidated equity of $1,750,000 and other covenants and ratios. During November 1999, $80,000 of this loan was repaid prior to the scheduled repayment date. In March 27, 2000 there was an amendment to the loan agreement in which certain restrictions and other covenants and ratios were modified. The new required minimum consolidated equity is $1,500,000.

(8)      Repurchase program

         On December 9, 1999, the Board of Directors authorized a repurchase shares program of its Class A Common Stock in an amount not to exceed $100,000 in the aggregate. The shares could be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company repurchased 645,916 shares amounting to $11,753 during the first quarter of 2000, cumulating 1,014,500 shares repurchased since the beginning of the program in December 1999.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U. S. dollars)
                                   (Unaudited)

(9)      Comprehensive loss

         Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This standard which requires the display of the comprehensive income and its components in the financial statements. In the Company's case, comprehensive income includes net income and foreign currency translation. The comprehensive income for the three-month periods ended March 31 1999 and 2000 is as follows:



                                                     Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                     1999           2000
                                                ------------  ---------------

Net loss                                         $ (40,082)     $ (71,502)

Other comprehensive income (loss):
    Initial effect on deferred taxes
            relating to the change in the
            functional currency in the
            Mexican subsidiary                      (4,937)           -
    Foreign currency translation                   (85,085)         8,555
                                                 ---------      ---------
                                                 $(130,104)     $ (62,947)
                                                 =========      =========

(10)     Segments and related information

          Relevant information concerning the geographic areas in which the Company operates, is as follows:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U. S. dollars)
                                   (Unaudited)


                                                                      March 1999
                                                                                    Central

                                 Brazil      Colombia     Mexico       Venezuela     America    Corporate        Total
                                 ------      --------     ------       ---------     -------    ---------        -----

Net sales                      $ 133,283    $ 105,999    $ 163,009    $ 107,279    $ 53,412    $      -        $ 562,982
                               =========    =========    =========    =========    ========    ===========     =========

Operating income (loss)        $   2,097    $   5,354    $  19,559    $ (11,452)   $  7,039    $  ( 8,924)     $  13,673
                               =========    =========    =========    =========    ========    ===========     =========
Interest expense, net          $  (4,512)   $  (1,496)   $  (2,567)   $  (3,300)   $   (592)   $  (10,688)     $ (23,155)
                               =========    =========    =========    =========    ========    ===========     =========
Depreciation and amortization      9,661    $  14,608    $   8,312    $  18,264    $  4,493    $    7,390      $  62,728
                               =========    =========    =========    =========    ========    ===========     =========
Capital expenditures           $  14,482    $   7,250    $  16,577    $  14,156    $  9,659    $      -        $  62,124
                               =========    =========    =========    =========    ========    ===========     =========

                                                           December 1999
                                                           -------------

Long-lived assets              $ 309,441    $ 445,428    $ 448,196    $ 466,846    $133,080    $1,293,878     $3,096,869
                               =========    =========    =========    =========    ========    ===========     =========
Total assets                   $ 486,198    $ 498,005    $ 549,420    $ 556,696    $171,174    $1,351,629     $3,613,122
                               =========    =========    =========    =========    ========    ===========     =========

                                                             March 2000
                                                             ----------

Net sales                      $ 127,717    $  91,885    $ 219,194    $ 116,476    $ 52,909    $      -       $   608,181
                               =========    =========    =========    =========    ========    ===========     =========
Operating income (loss)        $  (3,287)   $ (16,165)   $ 11,491     $ (31,054)   $  4,928    $   (9,301)    $   (43,388)
                               =========    =========    =========    =========    ========    ===========     =========
Interest expense, net          $  (3,436)   $  (1,763)   $ (4,539)    $ (5,847)    $   (281)   $  (13,505)    $   (29,371)
                               =========    =========    =========    =========    ========    ===========     =========
Depreciation and Amortization  $   7,374    $  14,782    $ 13,020     $ 19,119     $  4,232    $ 7,303        $   65,830
                               =========    =========    =========    =========    ========    ===========     =========
Capital expenditures           $   1,043    $   2,123    $ 19,814     $ 11,194     $  5,072    $ -            $   39,246
                               =========    =========    =========    =========    ========    ===========     =========
Long-lived assets              $ 298,905    $ 434,583    $465,438     $449,499     $133,226    $1,285,926     $3,067,577
                               =========    =========    =========    =========    ========    ===========     =========
Total assets                   $ 473,500    $ 490,869    $584,005     $523,945     $169,139    $1,326,639     $3,568,097



(11)     Reclassifications of prior financial statements

Certain amounts in the financial statements at March 31, 1999 have been reclassified in order to conform to the presentation of the financial statements at March 31, 2000.

The statements of operations data for Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Venezuela, and Panamco Central America (Costa Rica, Nicaragua and Guatemala) are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Venezuela, and Panamco Central America, as applicable, which financial statements are not included herein.


                                             PANAMCO MEXICO
                                  (Stated in thousands of U.S. dollars)
                                               (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                               ----------------------------
                                                                   1999             2000
                                                               -----------      -----------
Selected Statements of Operations:

    Net sales                                                  $   163,009      $   219,194
    Cost of sales, excluding depreciation and amortization          80,603          100,987
                                                               -----------      -----------
    Gross profit                                                    82,406          118,207

       Operating expenses:
       Selling, general and administrative                          54,535           74,737
       Depreciation and amortization, excluding goodwill             7,609           12,274
       Amortization of goodwill                                        703              746
       Facilities reorganization charges                                 -           18,959
                                                               -----------      -----------
                                                                    62,847          106,716
                                                               -----------      -----------
    Operating income                                                19,559           11,491

    Interest expense, net                                           (2,567)          (4,539)
    Other income (expense), net                                      3,970           (1,623)
                                                               -----------      -----------
    Income before income taxes                                      20,962            5,329
    Income taxes                                                     6,842            1,614
                                                               -----------      -----------
    Income before minority interest                                 14,120            3,715
    Minority interest in Panamco Mexico subsidiaries                   533              140
                                                               -----------      -----------
    Net income attributable to Panamco Mexico                       13,587            3,575
    Minority interest in Panamco Mexico                                252               66
                                                               -----------      -----------
    Net income attributable to Panamco                         $    13,335      $     3,509
                                                               ===========      ===========

Unit case sales data (in millions):

    Soft drinks                                                       61.7             66.9
    Water                                                             30.2             37.0
    Other products                                                     0.5              0.5




                                             PANAMCO BRASIL
                                  (Stated in thousands of U.S. dollars)
                                               (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                               ----------------------------
                                                                   1999             2000
                                                               -----------      -----------
Selected Statements of Operations:

    Net sales                                                  $   133,283      $   127,717
    Cost of sales, excluding depreciation and amortization          82,021           79,629
                                                               ------------     ------------
    Gross profit                                                    51,262           48,088

    Operating expenses:
       Selling, general and administrative                          37,280           32,883
       Depreciation and amortization, excluding goodwill             9,210            6,866
       Amortization of goodwill                                        451              508
       Facilities reorganization charges                             2,224           11,118
                                                               ------------     ------------
                                                                    49,165           51,375
                                                               ------------     ------------
    Operating income (loss)                                          2,097           (3,287)

    Interest expense, net                                           (4,512)          (3,436)
    Other expense, net                                             (29,680)          (1,765)
                                                               ------------     ------------
    Loss before income taxes                                       (32,095)          (8,488)
    Income tax benefit                                              (7,267)          (3,142)
                                                               ------------     ------------
    Loss before minority interest                                  (24,828)          (5,346)
    Minority interest in Panamco Brazil                               (348)             (58)
                                                               ------------     ------------
    Net loss attributable to Panamco                           $   (24,480)     $    (5,288)
                                                               ============     ============

Unit case sales data (in millions):

    Soft drinks                                                       51.9             61.0
    Water                                                              4.0              3.8
    Beer                                                              15.6             16.3



                                             PANAMCO COLOMBIA
                                  (Stated in thousands of U.S. dollars)
                                               (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                               ----------------------------
                                                                   1999             2000
                                                               -----------      -----------
Selected Statements of Operations:
    Net sales                                                  $   105,999      $    91,885
    Cost of sales, excluding depreciation and amortization          46,267           39,278
                                                               ------------     ------------
    Gross profit                                                    59,732           52,607

    Operating expenses:
      Selling, general and administrative                           39,770           35,765
      Depreciation and amortization                                 14,608           14,782
      Facilities reorganization charges                                  -           18,225
                                                               ------------     ------------
                                                                    54,378           68,772
                                                               ------------     ------------
    Operating income (loss)                                          5,354          (16,165)

    Interest expense, net                                           (1,496)          (1,763)
    Other income (expense), net                                      1,445           (2,460)
                                                               ------------     ------------
    Income (loss) before income taxes                                5,303          (20,388)
    Income taxes (benefit)                                           1,141           (6,131)
                                                               ------------     ------------
    Income (loss) before minority interest                           4,162          (14,257)
    Minority interest in Panamco Colombia subsidiaries                  16               48
                                                               ------------     ------------
    Net income (loss) attributable to Panamco Colombia               4,146          (14,305)
    Minority interest in Panamco Colombia                              115             (392)
                                                               ------------     ------------
    Net income (loss) attributable to Panamco                  $     4,031      $   (13,913)
                                                               ============     ============

Unit case sales data (in millions):

    Soft drinks                                                       37.8             38.9
    Water                                                              9.7              8.3




                                             PANAMCO VENEZUELA
                                  (Stated in thousands of U.S. dollars)
                                               (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                               ----------------------------
                                                                   1999             2000
                                                               -----------      -----------
Selected Statements of Operations:
    Net sales                                                  $   107,279      $   116,476
    Cost of sales, excluding depreciation and amortization          48,744           54,137
                                                               ------------     ------------
    Gross profit                                                    58,535           62,339

    Operating expenses:
      Selling, general and administrative                           46,773           43,420
      Depreciation and amortization                                 18,264           19,119
      Facilities reorganization charges                              4,950           30,854
                                                               ------------     ------------
                                                                    69,987           93,393

    Operating loss                                                 (11,452)         (31,054)

    Interest expense, net                                           (3,300)          (5,847)
    Other income (expense), net                                      1,308             (998)
                                                               ------------     ------------
    Loss before income taxes                                       (13,444)         (37,899)
    Income taxes (benefit)                                           1,245           (3,670)

    Net loss attributable to Panamco                           $   (14,689)     $   (34,229)
                                                               ============     ============

Unit case sales data (in millions):

    Soft drinks                                                       38.3             36.0
    Water                                                              4.2              4.9
    Beer                                                               0.0              0.3
    Other products                                                     1.2              1.6



                                             PANAMCO CENTRAL AMERICA
                                  (Stated in thousands of U.S. dollars)
                                               (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                               ----------------------------
                                                                   1999             2000
                                                               -----------      -----------
Selected Statements of Operations:
    Net sales                                                  $    53,412      $    52,969
    Cost of sales, excluding depreciation and amortization          24,746           24,605
                                                               ------------     ------------
    Gross profit                                                    28,666           28,364

    Operating expenses:
      Selling, general and administrative                           17,134           18,482
      Depreciation and amortization, excluding goodwill              4,426            4,170
      Amortization of goodwill                                          67               62
      Facilities reorganization charges                                  -              722
                                                               ------------     ------------
                                                                    21,627           23,436
                                                               ------------     ------------
    Operating income                                                 7,039            4,928

    Interest expense, net                                             (592)            (281)
    Other expense, net                                                (946)            (189)
                                                               ------------     ------------
    Income before income taxes                                       5,501            4,458
    Income taxes                                                     1,691              946
                                                               ------------     ------------
    Net income attributable to Panamco                         $     3,810      $     3,512
                                                               ============     ============

Unit case sales data (in millions):

    Soft drinks                                                       17.0             16.9
    Water                                                              0.9              0.6
    Other products                                                     0.2              0.1


ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited consolidated financial statements as of March 31, 1999 and 2000 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any year.

We conduct our operations through tiers of subsidiaries in which, in some cases, minority shareholders hold interests. For the first quarter of 2000, minority shareholdings in our consolidated subsidiaries represented an interest in the aggregate of approximately 0.3% of consolidated net loss before minority interest. Because we have varying percentage ownership interests in our approximately 60 consolidated subsidiaries, the amount of the minority interest in income or loss before minority interest during a period depends upon the revenues and expenses of each of the consolidated subsidiaries and the percentage of each of such subsidiary's capital stock owned by minority shareholders during such period.

In 1998, we created the "Panamco Central America" group, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. The financial condition and results of operations of these three companies have been reported together in the financial statements of Panamco Central America.

In February 1999, we formed the North Latin American Division, which consists of Panamco Mexico and Panamco Central America. We will continue to report these results of operations separately.

Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit means operating income plus depreciation, amortization of goodwill and noncash facilities reorganization charges.

Forward-looking statements, contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment, including actions of competitors and changes in consumer performance, changes in governmental laws and regulations, including income taxes, market demand for new and existing products, raw material prices and devaluation of local currencies against the U.S. dollar. Accordingly, we cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Consolidated Results of Operations

Consolidated net sales for the first quarter ended March 31, 2000, increased 8.0% to $608.2 million from $563.0 million in the 1999 first quarter, mainly due to an increase of 7.3% in consolidated unit case sales volume. Total consolidated unit cases sales increased to 293.1 million cases from 273.2 unit cases in the 1999 period. Consolidated soft drink sales volume for the period was up 6.3%, reflecting increases of 17.7% in Brazil, 8.3% in Mexico and 2.9% in Colombia offset by declines of 6.2% in Venezuela and 0.6% in the Central American region. Consolidated unit case sales volume of bottled water increased 11.8% to 54.7 million, and unit case sales volume of beer sold in Brazil, and since February 1999 in Venezuela, increased 5.5% to 16.5 million unit cases.

The cost of sales as a percentage of net sales decreased to 49.1% during the 2000 first quarter from 50.2% in the 1999 first quarter, primarily driven by cost savings in raw materials and packaging in several countries due to improved procurement contracts.

The following discussions are after the recording of facilities reorganization charges (explained below).

Operating expenses as a percentage of net sales increased to 58.1% during the 2000 first quarter from 47.4% in 1999, mainly as a result of the effect of facilities reorganization charges of $79.9 million or 13.1% as a percentage of net sales in 2000 compared to $7.2 million in the same 1999 period.

Operating loss increased to $43.4 million during the first quarter of 2000 from operating income of $13.7 million in 1999. Cash operating profit decreased 18.9% to $62.0 from $76.4 million in the 1999 first quarter.

Net interest expense increased to $29.4 million during the first quarter of 2000 from $23.2 million in 1999 quarter due primarily to an increase in the average interest rate.

Other expense, net decreased to $8.2 million in the 2000 first quarter from $24.6 million in 1999 period, primarily caused by foreign exchange losses in Brazil of $24.1 million due to a 43.0% devaluation of the Brazilian real during the first quarter of 1999, partially offset by $5.4 million of non-operating charges related to the disposal of non-operating assets during the first quarter of 2000.

The consolidated effective income tax rate decreased by 171.4% as a result of higher losses reported during the first quarter of 2000, the effect of the asset tax (minimum tax) in

Venezuela and our decision not to recognize the benefit of tax loss carry-forwards from prior years in Venezuela, because of our uncertainty that we will have sufficient taxable income in the near-term to offset against such benefits in 1999.

As a result of the foregoing, Panamco had a net loss of $71.5 million compared to net loss of $40.1 million in the first quarter of 1999.

Regarding the Year 2000 issue, as of to date, there have been no adverse effects on the Company's systems or operations, including the ability of any significant customer, vendor or service provider to do business with the Company, and we have complied with all regulatory and contractual requirements. The Company does not expect any contingencies regarding this issue.

Facilities reorganization charges. During the first quarter of 2000 Panamco began a wide reorganization program designed to improve productivity and strengthen the Company's competitive position in the beverage industry.

The program includes productivity initiatives to streamline Panamco's manufacturing infrastructure, consolidation of distribution centers and warehouses, and the termination of approximately 6,750 jobs across all levels of the Company.

In the first quarter ended March 31, 2000, Panamco recorded a one-time charge of $85.3 million, $79.9 million as facilities reorganization charges and $5.4 million as non-operating charges, reflecting the following items related to the Company's reorganization program:

1.  Restructuring charges totaling $59.4 million are broken down as follows:

    o Cash restructuring charges totaling approximately $39.8 million which include $31.9 million from job terminations and $7.0 million from the restructuring of our distribution system in Brazil and Venezuela;
    o Non-cash restructuring charges totaling approximately $19.6 million which result from seven plant closings and the related disposal of property, plant and equipment;

2. Asset write-offs totaling $20.5 million, including $15.5 million of property, plant and equipment in all operating units and $4.5 million of obsolete bottles and cases, mainly in the Venezuelan unit's water jug business, and $0.5 million of cash charges related to the disposal of property, plant and equipment;

3. Non-operating asset charges totaling $5.4 million related to the disposal of non-operating assets, including affiliated companies and land in some of the operating units.

As a result of the above, for the first quarter of 2000 Panamco s income was impacted by facilities reorganization charges and non-operating charges totaling $61.9 million, net of the related tax benefit of approximately $23.4 million.

Regional Results

Mexico

Panamco Mexico reported an increase of 34.5% in net sales to $219.2 million during the first quarter of 2000, compared to $163.0 million in the 1999 first quarter. Soft drink sales increased 32.7% on volume growth of 8.3% to
66.9 million-unit cases and a 22.7% price increase in dollar terms. Water volume grew 22.6% to 37.0 million-unit cases, mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories. During the quarter, Panamco Mexico maintained its strong soft drink share of sales of 80.0%.

Cost of sales as a percentage of net sales dropped to 46.1% in the 2000 first quarter versus 49.4% during first quarter of 1999, mainly due to continued cost savings in raw materials.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 48.7% in the first quarter of 2000 from 38.6% in the comparable period for 1999, mainly due to higher depreciation expenses related to Panamco's ongoing capital expenditure program and facilities reorganization charges of $19.0 million or 8.6% as a percentage of net sales. Operating income decreased to $11.5 million from $19.6 million in the 1999 first quarter as a result of the facilities reorganization charges. Cash operating profit increased 25.1% to $34.9 million from $27.9 million in the 1999 first quarter.

Net interest expense in the 2000 first quarter increased by 76.8% to $4.5 million from $2.6 million in 1999 due to the issuance of an aggregate of $106 million in unsecured peso-denominated promissory notes in November of 1999 in a local debt offering.

Other expense, net increased to $1.6 million in the 2000 first quarter from income of $4.0 in the 1999 quarter due to a decrease in profit from sale of fixed assets, a decrease in contributions received from The Coca-Cola Company for capital expenditures and non-operating charges of $1.7 million related to the disposal of non-operating assets.

The effective income tax rate for the period decreased to 30.3% from 32.6% due to tax planning strategies applied in some local subsidiaries.

As a result of the foregoing, net income contributed by Panamco Mexico to the Company decreased 73.7% to $3.5 million for the first quarter of 2000 compared to $13.3 million in the first quarter of 1999. Net income attributable to Panamco for the 2000 quarter was impacted by facilities reorganization charges and non-operating charges totaling $13.5 million, net of the related tax benefit.

Brazil

Panamco Brasil, which operates in the S o Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported 2000 first quarter net sales of $127.7 million, a decrease of

4.2% from the 1999 quarter, primarily as a result of Panamco's promotional pricing strategy, which was launched in March 1999. As a result of this strategy sales volume of soft drinks grew 17.7%, to 61.0 million unit cases. Beer volume grew 4.2% to 16.3 million unit cases and bottled water volume decreased 3.8% to 3.8 million unit cases due to a temporary shortage related to a shift in the water packaging mix. Panamco Brasil maintained in the 2000 first quarter the strong 57.4% total soft drink share of sales recorded in the fourth quarter of 1999, which represents an increase of 7.1 points since the Company launched its promotional pricing strategy.

Cost of sales as a percentage of net sales increased to 62.3% in the 2000 first quarter from 61.5% in the 1999 first quarter. The increase is primarily attributable to the price discounting in connection with our promotional pricing strategy, slightly offset by reductions in the cost of raw materials and production labor and increased direct sales to supermarkets by Cervejarias Kaiser in Panamco Brasil territories. While Panamco Brasil records the commissions from the direct sales made by Cervejarias Kaiser to the supermarkets as net sales, this amount affects the percentage of cost of sales as a percentage of total sales.

Operating expenses, including facilities reorganization charges, as a percentage of net sales rose to 40.2% from 36.9% in the 1999 quarter, mainly due to the facilities reorganization charges of $11.1 million or 8.7% as a percentage of net sales.

Operating loss increased 256.7% to $3.3 million during first quarter 2000 from operating income of $2.1 million in the 1999 quarter primarily as a result of the facilities reorganization charges. Cash operating profit decreased 31.0% to $8.1 million from $11.8 million in 1999 first quarter.

Net interest expense decreased by 23.8% to $3.4 million in first quarter 2000 from $4.5 million in 1999 quarter as a result of improved financing conditions resulting in lower interest costs and repayment of short-term debt.

Other expense, net decreased to $1.8 million in the 2000 first quarter from $29.7 million in the 1999 quarter as a result of a $24.1 million foreign exchange loss due to the devaluation of 43.0% of the Brazilian real in 1999 quarter while during 2000 was a foreign exchange gain of $1.6 million due to the revaluation of 2.3% of the Brazilian real, income equity in earnings of Cervejarias Kaiser of $0.03 million compared to negative equity income of $3.7 million in the 1999 and non-operating charges of $1.0 million related to the disposal of non-operating assets during first quarter of 2000.

The effective income tax rate increased to a negative 37.0% in first quarter 2000 from a negative 22.6% in the 1999 quarter, mainly due to non-deductible losses in the equity of Cervejarias Kaiser during the first quarter of 1999.

As a result of the above, the net loss contributed to Panamco by Panamco Brasil decreased 78.4% to $5.3 million in the first quarter 2000 from $24.5 million in 1999 period. The net loss attributable to Panamco for the 2000 quarter was impacted by facilities reorganization charges and non-operating charges totaling $8.1 million, net of the related tax benefit.

Colombia

Panamco Colombia, which operates throughout Colombia, reported net sales of $91.9 million for the 2000 first quarter, down 13.3% from the 1999 period. The revenue decline was mainly due to a 24.4% devaluation of the Colombian Peso over the last twelve months and to a 14.3% decrease in water volume to
8.3 million unit cases, partially offset by a 2.9% increase in soft drink volume to 38.9 million unit cases. The water volume decrease was attributable to economic recession and price increases mainly in individual-size presentations. Panamco Colombia continued strengthening its position in the market, achieving a record high soft drink share of sales of 67.5% in March 2000, up 4.2 points from the same period in 1999.

Cost of sales as a percentage of net sales decreased to 42.7% during the first quarter of 2000 from 43.6% in the same period of 1999, as a result of cost savings in raw materials, basically in sugar prices.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 74.8% in the first quarter of 2000 from 51.3% in the 1999 quarter, mainly due to higher depreciation expenses related to Panamco's ongoing capital expenditure program and facilities reorganization charges of $18.2 million or 19.8% as a percentage of net sales.

Operating loss increased 401.9% to $16.2 million during first quarter 2000 from operating income of $5.4 million in the 1999 quarter primarily as a result of lower sales and the facilities reorganization charges. Cash operating profit decreased 72.3% to $5.5 million from $20.0 million in 1999 first quarter.

Net interest expense increased during the first quarter of 2000 to $1.8 million from $1.5 million in 1999 quarter, due mainly to an increase in the average interest rate.

Other expense, net increased to $2.5 million in the 2000 first quarter from income of $1.4 in the 1999 quarter due to a decrease in contributions received from The Coca-Cola Company for capital expenditures and non-operating charges of $2.5 million related to the disposal of non-operating assets.

The effective income tax rate increased to 30.1% in first quarter 2000 from 21.5% in the 1999 quarter primarily due to the recognition of tax credits recorded during the first quarter of 1999, which were not available in the 2000 quarter.

As a result of the above, net loss attributable to the Company from Panamco Colombia increased 445.2% to $13.9 million in the 2000 first quarter from net income of $4.0 million in 1999 period. The net loss attributable to Panamco for the 2000 first quarter was impacted by facilities reorganization charges and non-operating charges totaling $14.2 million, net of the related tax benefit.

Venezuela

Panamco Venezuela reported net sales of $116.5 million for the first quarter of 2000, up 8.6% from 1999. Price increases totaling 11.3% in dollar terms were partially offset by a 2.4% decrease in total sales volume to 42.7 million unit cases, mainly the result of difficult economic conditions in Venezuela. Panamco Venezuela's soft drink share of sales increased 0.6 percentage points during the quarter, reaching 70.5% at the end of March 2000.

Cost of sales as a percentage of net sales increased to 46.5% during the first quarter of 2000 from 45.4% in during the same period in 1999, as a result of higher costs associated with the increase in sales of nonreturnable presentations.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 80.2% in the first quarter of 2000 from 65.2% in the prior year, mainly due to facilities reorganization charges of $30.9 million or 26.5% as a percentage of net sales, representing an increase of 21.9 points versus the first quarter of 1999.

Operating loss increased 171.2% to $31.1 million from $11.5 million in the first quarter of 1999 primarily as a result of the increase in facilities reorganization charges. Cash operating profit decreased 17.2% to $5.6 million from $6.8 million in 1999 first quarter.

Net interest expense increased during the first quarter of 2000 to $5.8 million from $3.3 million in 1999, due to an increase in net debt position of $27.9 million and an increase in the average interest rate.

Other expense, net increased 176.3% to $1.0 million from other income, net of $1.3 million in the 1999 first quarter, mainly as a result of provisions of $1.3 million for legal contingencies related to prior years and non-operating charges of $0.2 million related to the disposal of non-operating assets during first quarter of 2000.

The effective income tax rate increased to 9.7% in the first quarter 2000 from a negative 9.3% in 1999 primarily due to the asset tax or minimum tax paid in Venezuela as a result of a net loss position before income taxes and our decision not to recognize the benefit of tax loss carry-forwards from prior years, because of our uncertainty that we will generate sufficient taxable income in the near term to offset against such benefits, in 1999.

As a result of the above, net loss attributable to the Company from Panamco Venezuela increased 133.0% to $34.2 million in the 2000 first quarter from $14.7 million in 1999 period. The net loss attributable to Panamco for the 2000 first quarter was impacted by facilities reorganization charges and non-operating charges totaling $25.5 million, net of the related tax benefit.

Central America

Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $53.0 million for the first quarter of 2000, a decrease of 0.8% from $53.4 million in the first quarter of 1999. The decrease was attributable to a volume decline of 1.9% to 17.7 million unit cases, partially offset by price increases in dollar terms of approximately 1.1%, mainly in our water business. Soft drink volume declined 0.6% to 16.9 million unit cases and water volume was down 27.0% to 0.6 million unit cases, due to a change in selling strategy for jug presentations. Panamco's share of sales increased to 93.9% in Costa Rica, 42.9% in Guatemala and 85.3% in Nicaragua.

Cost of sales as a percentage of net sales increased to 46.5% during the first quarter of 2000 from 46.3% in the same period of 1999, as a result of higher costs associated with the increase in sales of nonreturnable presentations.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 44.2% from 40.5% during the same period last year, primarily as a result of decreased sales and facilities charges of $0.7 million or 1.4% as a percentage of net sales.

Operating income decreased 30.0% to $4.9 million in the first quarter of 2000 from $7.0 million in the 1999 period, primarily as a result of lower sales. Cash operating profit increased 15.0% to $9.8 million in 1999 from $11.5 million in the 1999 first quarter.

Net interest expense decreased to $0.3 million from $0.6 million in the first quarter of 1999, due to a decrease in net debt and improved financing conditions.

Other expense, net decreased to $0.2 million from $1.0 million in 1999 first quarter as a result of lower foreign exchange losses in Nicaragua and Guatemala.

As a result of the above, net income contributed by Panamco Central America to the Company decreased 7.8% to $3.5 million in the first quarter of 2000 from $3.8 million in 1999 period. Net income attributable to Panamco for the 2000 quarter was impacted by facilities reorganization charges and non-operating charges totaling $0.5 million, net of the related tax benefit.

Liquidity and Capital Resources

At March 31, 1999, we had consolidated cash and cash equivalents of $154.8 million, a decrease of 38.8% compared to $252.8 million as of March 31, 1999. This decrease resulted mainly due to cash received from the syndicated loan issued during the first quarter of 1999. We have investments in bank deposits for $150 million and marketable bonds amounting to $34.5 million which guarantee bank loans obtained by subsidiaries and are therefore classified as noncurrent investments.

Consolidated cash flow provided by operations was $75.3 million and $50.9 million for the three months ended March 31, 2000 and 1999, respectively.

Total consolidated indebtedness was $1,344.2 million as of March 31, 2000, consisting of $870.0 million at the holding company level and $474.2 million of subsidiary indebtedness. Of the total debt 88% is dollar denominated and 93% is long-term, with an average tenor of 5.2 years and average cost of debt before taxes of 9.2%.

On December 9, 1999, the Board of Directors approved a share repurchase program for up to $100 million of the company's Class A common stock. The Company may repurchase shares in the open market as well as in privately negotiated transactions based on prevailing market conditions. The Company has repurchased 1,014,500 shares for $19.3 million at an average price per share of $19.05 since the beginning of the program (December 1999), during the first quarter 645,916 shares were repurchased for $11.8 million at an average price per share of $18.22.

Total capital expenditures for the quarter ended March 31, 2000 were $39.2 million compared to $62.1 million for the three months ended March 31, 1999. The decrease resulted primarily from capital spending rationalization in all countries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first quarter of 2000. For discussion of the Company's exposure to market risk, refer to Item 9A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company's Form 20-F for the year ended
December 31, 1999.

                         PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings information was addressed in Item 3 of the Company's Form 20-F for the year ended December 31, 1999. There has been no material change to that information required to be disclosed in this Quarterly Report on Form 10-Q.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Equity Incentive Plan, the Company issued 25,000 shares of Class A Common Stock during the first quarter of 2000. These securities were issued in offshore transactions pursuant to Regulation S. The aggregate proceeds to the Company from these sales were $405,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

            None

(b) Reports on Forms 8-K. The Registrant did not file any reports on Form 8-K during the period ended March 31, 2000. However, the Registrant filed the following reports on Form 6-K during the period as it qualified as a foreign private issuer under the Exchange Act Rule 3b-4 during the period relevant to those reports.

      o  6-K filed 3/17/00
      o  6-K filed 3/13/00

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                            PANAMERICAN BEVERAGES, INC.
                                        (REGISTRANT)

                                        By: /s/ Paulo J. Sacchi
                                            ------------------------
                                            Paulo J. Sacchi
                                            Senior Vice President
                                            Chief Financial Officer and
                                            Treasurer
                                            (On behalf of the Registrant and
                                            and as Chief Accounting Officer)