Form 10-Q
period 2000-06-30
PANAMERICAN BEVERAGES INC
filed 2000-08-14
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER 1-12290

                          PANAMERICAN BEVERAGES, INC.
            (Exact name of registrant as specified in its charter)

      Republic of Panama                          Not Applicable
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                              c/o Panamco, L.L.C.
                         701 Waterford Way, Suite 800
                                Miami, Florida
                       (Address of Principal Executive
                                   Offices)

                                     33126
                                  (Zip Code)

Registrant's Telephone Number, including area code:  (305) 856-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X          No
                                                       ---        ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares issued and outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of August 1, 2000 were:

Class A Common Stock:         119,764,344
Class B Common Stock:           8,968,485
Class C Preferred Stock:                2

                               TABLE OF CONTENTS

                                                                          Page

PART I    FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets (unaudited) as of
          December 31, 1999 and June 30, 2000........................        1

          Condensed Consolidated Statements of Operations
          (unaudited) for the three and six months ended June 30,
          1999 and 2000 .............................................        2

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the six months ended June 30, 1999
          and 2000 ..................................................        3

          Notes to Condensed Consolidated Financial Statements
          (unaudited)................................................        4

          PANAMCO MEXICO - Selected Statements of Operations Data
          (unaudited) for the three and six months ended June 30,
          1999 and 2000..............................................       12

          PANAMCO BRASIL - Selected Statements of Operations Data
          (unaudited) for the three and six months ended June 30,
          1999 and 2000..............................................       13

          PANAMCO COLOMBIA -- Selected Statements of Operations
          Data (unaudited) for the three and six months ended
          June 30, 1999 and 2000.....................................       14

          PANAMCO VENEZUELA -- Selected Statements of Operations
          Data (unaudited) for the three and six months ended
          June 30, 1999 and 2000.....................................       15

          PANAMCO CENTRAL AMERICA -- Selected Statements of
          Operations Data (unaudited) for the three and six
          months ended June 30, 1999 and 2000........................       16

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................       17

Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK................................................       30

PART II   OTHER INFORMATION..........................................       30

Item 1.   LEGAL PROCEEDINGS..........................................       30

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS..................       30

Item 3.   DEFAULTS UPON SENIOR SECURITIES............................       30

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       30

Item 5.   OTHER INFORMATION..........................................       31

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................       31


Signatures...........................................................       32

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                               December 31,                June 30,
      ASSETS                                       1999                      2000
                                               ------------               ----------
Current assets:
  Cash and equivalents                          $  152,648                $  144,998
  Accounts receivable, net                         133,776                   110,087
  Inventories, net                                 122,978                   109,382
  Other                                             17,648                    36,785
                                                ----------                ----------

      Total current assets                         427,050                   401,252

  Investments                                      215,129                   212,131
  Property, plant and equipment, net             1,218,383                 1,155,984
  Bottles and cases, net                           310,856                   280,805
  Goodwill, net                                  1,292,414                 1,274,257
  Other assets, net                                149,290                   144,560
                                                ----------                ----------

                                                $3,613,122                $3,468,989
                                                ==========                ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                                    $   33,529                $   77,053
  Current portion of long-term debt                 64,640                    46,367
  Accounts payable                                 152,230                   151,357
  Other current liabilities                        145,019                   127,803
                                                ----------                ----------

      Total current liabilities                    395,418                   402,580

Long-term liabilities:
  Long-term debt                                 1,249,972                 1,195,601
  Other long-term liabilities                      187,862                   201,261
                                                ----------                ----------

      Total long-term liabilities                1,437,834                 1,396,862

Minority interest in consolidated
 subsidiaries                                       27,974                    27,330

Shareholders' equity:
  Capital                                            1,481                     1,481
  Capital in excess of par value                 1,584,787                 1,585,113
  Retained earnings                                586,196                   510,764
  Accumulated other comprehensive loss            (363,269)                 (386,160)
                                                ----------                ----------
                                                 1,809,195                 1,711,198
  Less - Treasury shares, at cost                   57,299                    68,981
                                                ----------                ----------

      Total shareholders' equity                 1,751,896                 1,642,217
                                                ----------                ----------
                                                $3,613,122                $3,468,989
                                                ==========                ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (Stated in thousands of U.S. dollars, except per share amounts)
                                 (Unaudited)
                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                              ------------------------       ------------------------
                                                 1999          2000             1999          2000
                                              ----------    ----------       ----------    ----------
Net sales                                     $  612,372    $  641,061       $1,175,354    $1,249,242

Cost of sales, excluding depreciation
  and amortization                               298,850       300,513          581,231       598,934
                                              ----------    ----------       ----------    ----------
Gross profit                                     313,522       340,548          594,123       650,308

Operating expenses:
  Selling, general and administrative            206,692       211,082          403,718       418,522
  Depreciation and amortization,
    excluding goodwill                            53,936        58,342          107,655       115,068
  Amortization of goodwill                         9,168         9,095           18,177        18,199
  Facilities reorganization charges                3,440             -           10,614        79,878
                                              ----------    ----------       ----------    ----------
                                                 273,236       278,519          540,164       631,667
                                              ----------    ----------       ----------    ----------

    Operating income                              40,286        62,029           53,959        18,641

Interest expense, net                            (23,661)      (25,770)         (46,816)      (55,141)
Other expense, net                                (2,496)       (4,080)         (27,079)      (12,329)
                                              ----------    ----------       ----------    ----------
   Income (loss) before income taxes              14,129        32,179          (19,936)      (48,828)

Income taxes                                      13,730        18,777           19,179         9,522
                                              ----------    ----------       ----------    ----------
   Income (loss) before minority
     interest                                        399        13,402          (39,115)      (58,351)
Minority interest in earnings of
   subsidiaries                                      860         1,878            1,428         1,627
                                              ----------    ----------       ----------    ----------

   Net income (loss)                          $     (461)   $   11,524       $  (40,543)   $  (59,978)
                                              ==========    ==========       ==========    ==========

   Cash operating profit                      $  103,390    $  129,466       $  179,791    $  191,440
                                              ==========    ==========       ==========    ==========

   Basic earnings (loss) per share            $    (0.00)   $     0.09       $    (0.31)   $    (0.47)
                                              ==========    ==========       ==========    ==========
   Basic weighted average shares
     outstanding, in thousands                   129,700       128,733          129,676       128,938
                                              ==========    ==========       ==========    ==========

   Diluted earnings (loss) per share          $    (0.00)   $     0.09       $    (0.31)   $    (0.47)
                                              ==========    ==========       ==========    ==========
   Diluted weighted average shares
     outstanding, in thousands                   129,700       128,946          129,676       128,938
                                              ==========    ==========       ==========    ==========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                           ------------------------------------
                                                                1999                   2000
                                                           -------------          -------------
       Net cash provided by operating activities           $    126,858            $    125,452

Cash flows from investing activities:
    Capital expenditures                                       (110,792)                (66,297)
    Purchases of bottles and cases, net                         (30,429)                (28,511)
    Purchase of investments                                    (152,212)                 (4,000)
    Decrease in investments                                         468                   5,000
    Proceeds from sale of property, plant and equipment          14,808                  13,644
    Other                                                        (1,492)                    810
                                                           ------------            ------------

       Net cash used in investing activities                   (279,649)                (79,354)

Cash flows from financing activities:
    Payment of bank loans and other                            (256,365)                (41,110)
    Proceeds from bank loans, other and
      other long-term borrowings                                544,221                  14,871
    Issuance of capital stock                                     1,018                     412
    Acquisition of capital stock                                      -                 (11,768)
    Payment of dividends to minority interest                      (641)                   (536)
    Payment of dividends to shareholders                        (15,551)                (15,454)
    Other                                                           125                     526
                                                           ------------            ------------

       Net cash provided by (used in) financing activities      272,807                 (53,059)

Effect of exchange rate changes on cash                         (11,228)                   (689)
                                                           ------------            ------------

       Net increase (decrease) in cash and equivalents          108,788                  (7,650)

Cash and equivalents at beginning of period                     131,152                 152,648
                                                           ------------            ------------

Cash and equivalents at end of period                      $    239,940            $    144,998
                                                           ============            ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for:
       Interest                                            $     51,671            $     67,361
                                                           ============            ============

       Income taxes                                        $     16,519            $     32,525
                                                           ============            ============
NON-CASH ACTIVITIES:
    Write-off of fixed assets against
      facilities reorganization charges                    $          -            $     39,533
                                                           ============            ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                      3

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)



(1)  Basis of presentation

     The unaudited condensed consolidated financial statements as of June 30, 1999 and 2000 included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of June 30, 2000, and the consolidated results of operations for the three and six months ended June 30, 1999 and 2000. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

     These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 20-F filed with the SEC on May 15, 2000. The Company has made no significant changes in accounting policies from those reflected in the consolidated financial statements included in the Annual Report on Form 20-F.

     The financial statements of the Colombian and Venezuelan subsidiaries for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries is the Mexican peso, Brazilian real, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, respectively. The financial statements of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. Foreign currency translation gains (losses) on monetary assets and liabilities for the Colombian and Venezuelan subsidiaries have been included in the consolidated statements of operations accounts to which such items relate as shown below:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                              ----------------------     --------------------
                                1999          2000        1999         2000
                              --------      --------     -------     --------

Net sales                    $    104     $    (93)     $   (428)    $    (403)

Cost of sales and
   operating expenses            (395)       4,538         2,155         5,754

Interest and other
   income (expense)            (1,863)       1,419        (1,423)          846

Provision for income taxes        776        1,216         1,202         1,507
                             --------     --------      --------      --------
Net translation (loss) gain  $ (1,378)    $  7,080      $  1,506      $  7,704
                             ========     ========      ========      ========


(2)  New accounting standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS-133"), which revises the accounting and related disclosures for derivative financial instruments. The Company does not believe the adoption of this standard, which will be implemented in the first quarter of 2001, will have a material effect on its consolidated financial position or consolidated results of operations.


(3)  Reorganization program

     During the quarter ended June 30, 2000, the Company continued its reorganization program, which was implemented during the first quarter of 2000. As a result of this reorganization program, during the six months ended June 30, 2000 the Company recorded the following items in the statements of operations:

Facilities reorganization charges.- During the six months ended June 30, 2000, the Company recorded $79,878 of charges, all of which were recorded in the first quarter, primarily as a result of the write-off of non-cash items of property, plant and equipment and obsolete bottles and cases amounting to $39,533, and $40,345 of cash items relating primarily to severance payments, job terminations and reorganization of the distribution system of the Venezuelan and Brazilian subsidiaries. During the six months ended June 30, 1999, the Company recorded $10,614 of cash items related to severance payments and job terminations. These amounts have been recorded as facilities reorganization charges.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

Non-operating expenses.- During the six months ended June 30, 2000, the Company recorded $4,971 of charges related to the disposal of non-operating assets, including land of some of the operating plants, which are presented as part of other expense, net.

As a result of the facilities reorganization charges and the reorganization expenses, the Company recorded a tax benefit of $24,590.

The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the six months ended June 30, 2000:

                              Cash             Non-cash               Total
                         -------------     ---------------        ------------

Restructuring charges     $   39,810         $   19,590            $   59,400

Assets write-offs                535             19,943                20,478
                          ----------         ----------            ----------
                              40,345             39,533                79,878

Non-operating charges              -              4,971                 4,971
                          ----------         ----------            -----------
                          $   40,345         $   44,504            $   84,849
                          ==========         ==========            ==========

Income tax benefit                                                     24,590
                                                                   ----------
                                                                   $   60,259
                                                                   ==========

The following table shows the status of the balance of the reorginzation allowance at June 30, 2000 included as part of other current liabilities:




                                            ========Charges========   ==============Applications==============
                             Balance at                                  Severance       Fixed        Fixed          Balance at
                            December 31,                              and other costs    assets       asset           June 30,
                                1999          Cash        Non-cash     cash payments      sold      write-offs          2000
                            ------------    ---------    ----------   ---------------  ----------   ----------      -----------
Write-off of fixed assets    $       -      $   1,411    $   39,533     $        -     $    6,112    $   34,832      $        -

Job termination and
   severance benefits                -         31,902             -         19,811              -             -          12,091

Other                                -          7,032             -          6,807              -             -             225
                             ---------      ---------    ----------     ----------     ----------    ----------      ----------

Total                        $       -      $  40,345    $   39,533     $   26,618     $    6,112    $   34,832      $   12,316
                             =========      =========    ==========     ==========     ==========    ==========      ==========

                                       6

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(4)  Inventories, net

                                       December 31,              June 30,
                                           1999                    2000
                                       ------------            -----------

 Bottled beverages                     $    32,683             $    28,856

 Raw materials                              49,341                  40,458

 Spare parts, supplies and coolers          45,018                  43,778
                                       -----------             -----------
                                           127,042                 113,092
Less - Allowance for obsolete
  and slow moving items                      4,064                   3,710
                                       -----------             -----------
                                           122,978                 109,382
                                       ===========             ===========


(5) Property, plant, equipment, and bottles and cases, net

                                       December 31,              June 30,
                                           1999                    2000
                                       ------------            -----------

Property, plant and equipment          $ 2,034,622             $ 2,001,569

Less - Accumulated depreciation            816,239                 845,585
                                       -----------             -----------
                                         1,218,383              1,155,984

Bottles and cases, net                     310,856                 280,805
                                       -----------             -----------

                                       $ 1,529,239             $ 1,436,789
                                       ===========             ===========

(6) Transactions with related parties

     For the three and six months ended June 30, 2000, the Company carried out transactions with related parties. A summary of balances as of December, 31 1999 and June 30, 2000 and transactions for the three and six months ended June 30, 1999 and 2000 with related parties is as follows:

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                       December 31,             June 30,
                                          1999                     2000
                                       -------------          -------------

Accounts receivable:
    Subsidiaries of Coca-Cola          $    9,991              $    4,451
    Subsidiaries of Kaiser                  3,488                      23
                                       ----------              ----------
                                       $   13,479              $    4,474
                                       ==========              ==========

 Accounts payable:
    Subsidiaries of Coca-Cola          $   48,946              $   40,171
    Productos de Vidrio, S.A.               6,630                       -
    Central Azucarero Portuguesa, C.A.      1,628                       -
    Tapon Corona de Colombia, S.A.          1,936                     380
    Comptec, S.A.                             976                     133
    Other                                       -                     297
                                       ----------              ----------
                                       $   60,116              $   40,981
                                       ==========              ==========


                                 Three Months Ended           Six Months Ended
                                     June 30,                     June 30,
                              ------------------------     --------------------
                                1999            2000        1999         2000
                              -----------   ----------   ----------   ---------


Income:
  Marketing expense support    $   13,515   $   10,523   $   23,043   $  20,679
  Other                               472          101        1,296         869
                               ----------   ----------   ----------   ---------
                               $   13,987   $   10,624   $   24,339   $  21,548
                               ==========   ==========   ==========   =========
Expenses:
  Purchase of concentrate          78,777       79,189      143,890     144,121
  Purchase of beer                 16,228       13,986       39,490      28,573
  Purchase of other inventories     8,213        5,119       14,783      13,529
                                ----------   ----------   ----------   --------
                               $  103,218   $   98,294   $  198,163   $ 186,223
                               ==========   ==========   ==========   =========

Capital expenditure incentives
   received in cash            $    1,035   $        -    $   3,556   $       -
                               ==========   ==========   ==========   =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


(7)  Other transactions

     On March 18, 1999, the Company entered into an agreement with ING Baring US Capital, LLC as arranger and administrative agent, for a three-year loan in the amount of $300,000 with quarterly interest payments. The proceeds were used to repay short-term bank loans of the Company. The loan agreement establishes certain restrictions including minimum consolidated equity and other covenants and ratios. During November 1999, $80,000 of this loan was repaid prior to the scheduled repayment date. On March 27, 2000, the loan agreement was amended to modify certain restrictions and other covenants and ratios. The amendment reduced the required minimum consolidated equity from $1,750,000 to $1,500,000.


(8)  Repurchase program

     On December 9, 1999, the Board of Directors authorized a share repurchase program of its Class A Common Stock in an amount not to exceed $100,000 in the aggregate. The shares could be repurchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company repurchased 645,916 shares amounting to $11,753 during the first half of 2000. Since the beginning of the program in December 1999, the Company has repurchases 1,014,500 shares.


(9)  Earnings (loss) per share

     Basic earnings (loss) per common share is computed based on the weighted average shares outstanding. Diluted earnings (loss) per common share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of employee stock options and benefit plans. The Company's net income (loss) is the same for basic and diluted earnings (loss) per share calculations.


(10) Comprehensive income (loss)

     Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This standard requires the display of comprehensive income (loss) and its components in the financial statements. In the Company's case, comprehensive income (loss) includes net income (loss) and foreign currency translation. The comprehensive income (loss) for the three and six months ended June 30, 1999 and 2000 is as follows:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                   Three Months Ended           Six Months Ended
                                       June 30,                     June 30,
                               ------------------------     --------------------
                                  1999            2000        1999         2000
                               --------        --------     -------     --------

Net (loss) income              $      (461)  $  11,524    $  (40,543) $ (59,978)

Other comprehensive income (loss):

 Initial effect on deferred taxes
   relating to the change in the
   functional currency in the
   Mexican subsidiary                     -          -       (14,928)         -

 Foreign currency translation         2,725    (31,444)      (72,369)   (22,891)
                               ------------  ----------   ----------- ----------
                               $      2,264  $ (19,920)   $ (127,840) $ (82,869)
                               ============= ============ =========== ==========

(11)  Segments and related information

     Relevant information concerning the geographic areas in which the Company operates, is as follows:


                                                   Six months ended June 30, 1999
                         --------------------------------------------------------------------------------------------
                                                                                            Central
                             Brasil         Colombia         Mexico         Venezuela       America         Corporate      Total
                         ----------       ------------   -------------   -------------   -------------   ------------   ----------
Net sales                $  251,317       $    205,509   $     374,255   $     237,923   $     106,350   $          -   $1,175,354
                         ==========       ============   =============   =============   =============   ============   ===========

Operating (loss) income  $     (307)      $      8,074   $      56,681   $      (5,547)  $      13,854   $   (18,796)       53,959
                         ==========       ============   =============   =============   =============   ============   ===========

Interest expense, net    $   (6,923)      $     (2,866)  $      (5,026)  $      (8,027)  $      (1,009)  $   (22,965)   $  (46,816)
                         ==========       ============   =============   =============   =============   ============   ===========

Depreciation and
  amortization           $   17,874       $     29,133   $      19,079   $      36,021   $       9,059   $    14,666    $  125,832
                         ==========       ============   =============   =============   =============   ============   ===========

Capital expenditures     $   19,515       $     13,482   $      33,261   $      31,791   $      12,743   $        -     $  110,792
                         ==========       ============   =============   =============   =============   ============   ===========

                                                          December 31, 1999
                         --------------------------------------------------------------------------------------------

Long-lived assets        $  309,441       $    445,428   $     448,196   $     466,846   $     133,080   $ 1,293,878    $3,096,869
                         ==========       ============   =============   =============   =============   ============   ===========

Total assets             $  486,198       $    498,005   $     549,420   $     556,696   $     171,174   $ 1,351,629    $3,613,122
                         ==========       ============   =============   =============   =============   ============   ===========


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                   Six months ended June 30, 2000
                         --------------------------------------------------------------------------------------------
                                                                                            Central
                           Brasil           Colombia         Mexico         Venezuela       America        Corporate        Total
                         ----------       ------------   -------------   -------------   -------------   ------------   ----------

Net sales                $    244,460     $    185,440   $     470,201   $    239,816    $     109,427   $       (102)  $1,249,242
                         ============     ============   =============   =============   =============   ============   ==========
Operating income (loss)  $      1,348     $     (9,205)  $      59,640   $    (27,550)   $      13,105        (18,697)  $   18,641
                         ============     ============   =============   =============   =============   ============   ==========

Interest expense, net    $     (7,220)    $     (1,893)  $      (7,358)  $    (10,969)   $        (552)  $    (27,149)  $  (55,141)
                         ============     ============   =============   =============   =============   ============   ==========

Depreciation and
  amortization           $     14,750     $     29,828   $      27,461   $     38,067    $       8,560   $     14,601   $  133,267
                         ============     ============   =============   =============   =============   ============   ==========

Capital expenditures     $      2,262     $      3,950   $      36,557   $     15,514    $       8,014   $          -   $   66,297
                         ============     ============   =============   =============   =============   ============   ==========

                                                            June 30, 2000
                         --------------------------------------------------------------------------------------------

Long-lived assets        $    283,734     $    428,152   $     434,552   $    420,992    $     132,172   $  1,273,013   $2,972,615
                         ============     ============   =============   =============   =============   ============   ==========

Total assets             $    456,921     $    479,880   $     554,345   $    481,082    $     167,367   $  1,329,394   $3,468,989
                         ============     ============   =============   =============   =============   ============   ==========



(12) Reclassifications of prior financial statements

     Certain amounts in the consolidated financial statements at June 30, 1999 have been reclassified in order to conform to the presentation of the consolidated financial statements at June 30, 2000.

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


                                                             PANAMCO MEXICO
                                                (Stated in thousands of U.S. dollars)
                                                              (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                        June 30,
                                            -------------------------------   ---------------------------
                                                1999              2000             1999          2000
                                            -----------       ------------    ------------   ------------
Selected statements of operations:

   Net sales                                $   211,246       $    251,007    $    374,255    $   470,201

   Cost of sales, excluding depreciation
     and amortization                            99,199            110,592         179,802        211,579
                                            -----------       ------------    ------------    -----------
       Gross profit                             112,047            140,415         194,453        258,622

   Operating expenses:
     Selling, general and administrative         64,158             77,825         118,693        152,562
     Depreciation and amortization,
       excluding goodwill                        10,027             13,707          17,636         25,981
      Amortization of goodwill                      740                734           1,443          1,480
      Facilities reorganization charges               -                  -               -         18,959
                                            -----------       ------------    ------------    -----------
                                                 74,925             92,266         137,772        198,982
                                            -----------       ------------    ------------    -----------
       Operating income                          37,122             48,149          56,681         59,640

   Interest expense, net                         (2,459)            (2,819)         (5,026)        (7,358)
   Other income, net                              1,260              3,014           5,230          1,391
                                            -----------       ------------    ------------    -----------
       Income before income taxes                35,923             48,344          56,885         53,673

   Income taxes                                  11,724             16,011          18,566         17,625
                                            -----------       ------------    ------------    -----------
       Income before minority interest           24,199             32,333          38,319         36,048

   Minority interest in Panamco
     Mexico subsidiaries                            914              1,221           1,447          1,361
                                            -----------       ------------    ------------    -----------
       Net income attributable
         to Panamco Mexico                       23,285             31,112          36,872         34,687

   Minority interest in Panamco
      Mexico                                        433                578             685            644
                                            -----------       ------------    ------------    -----------
       Net income attributable
         to Panamco                         $    22,852       $     30,534    $     36,187    $    34,043
                                            ===========       ============    ============    ===========

       Cash operating profit                $    47,889       $     62,590    $     75,760    $    97,464
                                            ===========       ============    ============    ===========
Unit case sales data (in millions):

   Soft drinks                                     71.4               75.3           133.1          142.2
   Water                                           39.1               44.5            69.3           81.5
   Other products                                   0.6                0.8             1.1            1.3


                                                           PANAMCO BRASIL
                                                (Stated in thousands of U.S. dollars)
                                                             (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                            -----------------------------     ----------------------------
                                                1999              2000             1999            2000
                                            -----------       -----------     ------------     -----------
Selected statements of operations:

  Net sales                                 $   118,034       $   116,743     $    251,317     $   244,460

  Cost of sales, excluding depreciation
    and amortization                             73,474            70,482          155,495         150,111
                                            -----------       -----------     ------------     -----------
          Gross profit                           44,560            46,261           95,822          94,349

   Operating expenses:
      Selling, general and administrative        38,751            34,250           76,031          67,133
      Depreciation and amortization,
        excluding goodwill                        7,639             6,864           16,849          13,730
      Amortization of goodwill                      574               512            1,025           1,020
      Facilities reorganization charges               -                 -            2,224          11,118
                                            -----------       -----------     ------------     -----------

                                                 46,964            41,626           96,129          93,001
                                            -----------       -----------     ------------     -----------

         Operating income (loss)                 (2,404)            4,635             (307)          1,348

   Interest expense, net                         (2,411)           (3,784)          (6,923)         (7,220)
   Other expense, net                            (1,381)           (3,653)         (31,061)         (5,418)
                                            -----------       -----------     ------------     -----------
          Loss before
            income taxes                         (6,196)           (2,802)         (38,291)        (11,290)

   Income taxes (benefit)                        (3,296)           (2,717)         (10,563)         (5,859)
                                            -----------       -----------     ------------     -----------

          Loss before
             minority interest                   (2,900)              (85)         (27,728)         (5,431)

   Minority interest in Panamco
      Brasil                                        (46)               (5)            (394)            (63)
                                            -----------       -----------     ------------     -----------
          Net loss attributable
            to Panamco                      $    (2,854)      $       (80)    $    (27,334)    $    (5,368)
                                            ===========       ===========     ============     ===========

          Cash operating profit             $     5,809       $    12,011     $     17,567     $    20,128
                                            ===========       ===========     ============     ===========
Unit case sales data (in millions):

   Soft drinks                                     54.9              54.1            106.8           115.1
   Water                                            2.4               3.0              6.4             6.8
   Beer                                            11.8              13.8             27.4            30.1

                                                          PANAMCO COLOMBIA
                                                (Stated in thousands of U.S. dollars)
                                                             (Unaudited)

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                    ------------------------------     -----------------------------
                                                        1999               2000            1999             2000
                                                    -----------        -----------     ------------     ------------
Selected statements of operations:

  Net sales                                         $    99,510        $    93,555     $    205,509     $   185,440

  Cost of sales, excluding depreciation
    and amortization                                     44,339             38,992           90,606          78,270
                                                    -----------        -----------     ------------     -----------

          Gross profit                                   55,171             54,563          114,903         107,170

   Operating expenses:
      Selling, general and administrative                37,926             32,557           77,696          68,322
      Depreciation and amortization                      14,525             15,046           29,133          29,828
      Facilities reorganization charges                       -                  -                -          18,225
                                                    -----------        -----------     ------------     -----------
                                                         52,451             47,603          106,829         116,375
                                                    -----------        -----------     ------------     -----------
          Operating income (loss)                         2,720              6,960            8,074          (9,205)

   Interest expense, net                                 (1,370)              (130)          (2,866)         (1,893)
   Other income (expense), net                              123             (3,138)           1,568          (5,598)
                                                    -----------        -----------     ------------     -----------
          Income (loss) before
            income taxes                                  1,473              3,692            6,776         (16,696)

   Income taxes (benefit)                                   157                923            1,298          (5,208)
                                                    -----------        -----------     ------------     -----------

          Income (loss) before
             minority interest                            1,316              2,769            5,478         (11,488)

   Minority interest in Panamco
     Colombia subsidiaries                                   25                 10               41              58
                                                    -----------        -----------     ------------     -----------

          Net income (loss) attributable
            to Panamco Colombia                           1,291              2,759            5,437         (11,546)

   Minority interest in Panamco
     Colombia                                                35                 74              150            (318)
                                                    -----------        -----------     ------------     -----------

          Net income (loss) attributable
            to Panamco                              $     1,256        $     2,685     $      5,287     $   (11,228)
                                                    ===========        ===========     ============     ===========

          Cash operating profit                     $    17,245        $    22,006     $     37,207     $    27,541
                                                    ===========        ===========     ============     ===========

Unit case sales data (in millions):

   Soft drinks                                             37.5               37.0             75.3            75.9
   Water                                                   10.1                8.6             19.8            16.9


                                                                PANAMCO VENEZUELA
                                                      (Stated in thousands of U.S. dollars)
                                                                  (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                           June 30,
                                                    ----------------------------      -----------------------------
                                                        1999            2000               1999              2000
                                                    -----------       ----------      ------------      -----------
Selected statements of operations:

   Net sales                                        $   130,644       $  123,340      $    237,923      $   239,816

   Cost of sales, excluding depreciation
     and amortization                                    57,282           55,419           106,026          109,556
                                                    -----------       ----------      ------------      -----------
        Gross profit                                     73,362           67,921           131,897          130,260

   Operating expenses:
      Selling, general and administrative                46,260           45,469            93,033           88,889
      Depreciation and amortization                      17,757           18,948            36,021           38,067
      Facilities reorganization charges                   3,440                -             8,390           30,854
                                                    -----------       ----------      ------------      -----------
                                                         67,457           64,417           137,444          157,810
                                                    -----------       ----------      ------------      -----------
        Operating income (loss)                           5,905            3,504            (5,547)         (27,550)

   Interest expense, net                                 (4,727)          (5,122)           (8,027)         (10,969)
   Other income (expense), net                              569              247             1,877             (751)
                                                    -----------       ----------      ------------      -----------
        Income (loss) before
           income taxes                                   1,747           (1,371)          (11,697)         (39,270)

   Income taxes (benefit)                                 2,124             (244)            3,369           (3,914)
                                                    -----------       ----------      ------------      -----------
        Net loss attributable
           to Panamco                               $      (377)      $   (1,127)          (15,066)         (35,356)
                                                    ===========       ==========      ============      ===========

        Cash operating profit                       $    23,662       $   22,452      $     30,474      $    28,094
                                                    ===========       ==========      ============      ===========
Unit case sales data (in millions):

   Soft drinks                                             35.8             37.2              74.1             73.2
   Water                                                    4.4              5.4               8.6             10.3
   Beer                                                     0.1              0.3               0.1              0.6
   Other products                                           1.8              1.5               2.9              3.1


                                                               PANAMCO CENTRAL AMERICA
                                                       (Stated in thousands of U.S. dollars)
                                                                     (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                    ------------------------------     -----------------------------
                                                        1999               2000            1999              2000
                                                    -----------        -----------     ------------      -----------
Selected statements of operations:

   Net sales                                        $    52,938        $   56,458       $   106,350      $   109,427

   Cost of sales, excluding depreciation
     and amortization                                    24,556            25,811            49,302           50,416
                                                    -----------        ----------       -----------      -----------
          Gross profit                                   28,382            30,647            57,048           59,011

   Operating expenses:
      Selling, general and administrative                17,001            18,142            34,135           36,624
      Depreciation and amortization,
        excluding goodwill                                4,500             4,268             8,926            8,438
      Amortization of goodwill                               66                60               133              122
      Facilities reorganization charges                       -                 -                 -              722
                                                    -----------        ----------      ------------      -----------
                                                         21,567            22,470            43,194           45,906
                                                    -----------        ----------      ------------      -----------
          Operating income                                6,815             8,177            13,854           13,105

   Interest expense, net                                   (417)             (271)           (1,009)            (552)
   Other expense, net
                                                         (1,512)             (619)           (2,458)            (808)
                                                    -----------        ----------      ------------      -----------
          Income before
            income taxes                                  4,886             7,287            10,387           11,745

   Income taxes                                           1,405             1,803             3,096            2,749
                                                    -----------        ----------      ------------      -----------
          Net income attributable
            to Panamco                              $     3,481        $    5,484      $      7,291      $     8,996
                                                    ===========        ==========      ============      ===========

          Cash operating profit                     $    11,381        $   12,505      $     22,913      $    22,309
                                                    ===========        ==========      ============      ===========
Unit case sales data (in millions):

   Soft drinks                                             17.4              17.7              34.4              34.6
   Water                                                    0.9               0.7               1.8               1.3
   Other products                                           0.1               0.2               0.3               0.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 1999 and 2000 and for the three month and six month periods then ended and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

We conduct our operations through tiers of subsidiaries in which, in some cases, minority shareholders hold interests. For the second quarter of 2000, minority shareholdings in our consolidated subsidiaries represented an interest in the aggregate of approximately 0.3% of consolidated net income before minority interest. Since we have varying percentage ownership interests in our approximately 60 consolidated subsidiaries, the amount of the minority interest in income or loss before minority interest during a period depends upon the revenues and expenses of each of the consolidated subsidiaries and the percentage of each of such subsidiary's capital stock owned by minority shareholders during such period.

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

Regarding the Year 2000 issue, as of this date, there have been no adverse effects on the Company's systems or operations, including the ability of any significant customer, vendor or service provider that do business with the Company, and we have complied with all regulatory and contractual requirements. We do not expect any contingencies regarding this issue.


Three Months Ended June 30, 2000 Compared to Three Months Ended June
30, 1999

Consolidated Results of Operations

Consolidated net sales for the second quarter ended June 30, 2000, increased 4.7% to $641.1 million from $612.4 million in the 1999 second quarter, mainly due to an increase of 4.1% in consolidated unit case sales volume. Total consolidated unit case sales increased to 300.2 million cases from 288.3 unit cases in the 1999 period. Consolidated soft drink sales volume for the period was up 2.0%, reflecting increases of 5.7% in Mexico, 3.9% in Venezuela and 1.9% in the Central American Region, offset by declines of 1.7% in Brazil and 1.4% in Colombia. Consolidated unit case sales volume of bottled water increased 9.2% to
62.2 million unit cases , and unit case sales volume of beer, sold in Brazil and Venezuela, increased 19.8% to 14.2 million unit cases.

The cost of sales as a percentage of net sales decreased to 46.9% during the 2000 second quarter from 48.8% in the 1999 second quarter, primarily driven by cost savings in raw materials and packaging in several countries due to improved procurement contracts.

Operating expenses as a percentage of net sales decreased to 43.4% during the 2000 second quarter from 44.6% in 1999, mainly as a result of the initial benefits of the reorganization program.

Operating income increased to $62.0 million during the second quarter of 2000 from $40.3 million in 1999. Cash operating profit increased 25.2% to $129.5 million from $103.4 million in the 1999 second quarter.

Net interest expense increased to $25.8 million during the second quarter of 2000 from $23.7 million in the 1999 period, due primarily to an increase in the average variable (LIBOR) interest rate and $1.0 million in costs incurred in a $30 million hedging contract entered into by Panamco Brasil on May 25, 2000.

Other expense, net increased to $4.1 million during the 2000 second quarter from $2.5 million in the 1999 period, primarily as a result of negative equity income in earnings of Cervejarias Kaiser of $0.8 million compared to equity income of $1.6 million in the 1999 period.

The consolidated effective income tax rate for the three months ended June 30, 2000 was 58.4% compared to 97.2% during the three months ended June 30, 1999. The increased rate during the three months ended June 30, 1999 was the result of our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years in Venezuela. This valuation allowance was established because of the uncertainty that we would have sufficient taxable income in the near term to offset against such benefits.

As a result of the foregoing, Panamco had a net income for the second quarter of $11.5 million, or $0.09 per share (basic and diluted), compared to a net loss of $0.5 million, or $0.00 per share (basic and diluted), in the second quarter of 1999.


Regional Results

Mexico

Panamco Mexico reported an increase of 18.8% in net sales to $251.0 million during the second quarter of 2000, compared to $211.2 million in the 1999 second quarter. Soft drink sales increased 18.0% on volume growth of 5.7% to
75.3 million unit cases and a 23.8% price increase in dollar terms. Water volume grew 13.7% to 44.5 million unit cases, mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories. During the quarter, Panamco Mexico maintained its strong soft drink share of sales of 80.1%.

Cost of sales as a percentage of net sales dropped to 44.1% in the 2000 second quarter versus 47.0% during second quarter of 1999, mainly due to continued cost savings in raw materials.

Operating expenses as a percentage of net sales increased to 36.8% in the second quarter of 2000 from 35.5% in the comparable period for 1999, mainly due to higher depreciation expenses related to Panamco's ongoing capital expenditure program.

Operating income increased to $48.1 million from $37.1 million in the 1999 second quarter as a result of the initial benefits of the reorganization program. Cash operating profit increased 30.7% to $62.6 million from $47.9 million in the 1999 second quarter.

Net interest expense in the 2000 second quarter increased by 14.6% to $2.8 million from $2.5 million in 1999, due to the issuance of an aggregate of $106 million in unsecured peso-denominated promissory notes in November of 1999 in a local debt offering.

Other income, net increased to $3.0 million in the 2000 second quarter from $1.3 in the 1999 quarter, due to a $1.5 million foreign exchange gain and miscellaneous tax benefits of $1.3 million obtained in the second quarter.

The effective income tax rate for the second quarter increased slightly to 33.1% from 32.6%.

As a result of the foregoing, net income contributed by Panamco Mexico to the Company increased 33.6% to $30.5 million for the second quarter of 2000 compared to $22.9 million in the second quarter of 1999. Net income attributable to Panamco for the 2000 quarter was positively impacted by the initial benefits of the reorganization program.


Brazil

Panamco Brasil, which operates in the Sao Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported 2000 second quarter net sales of $116.7 million, a decrease of 1.1% from the 1999 quarter, primarily as a result of the devaluation of the currency, partially offset by total volume growth of 2.5% as well as strategic pricing initiatives implemented during the quarter. Sales volume of soft drinks decreased by 1.7% to 54.1 million unit cases, as a result of decreasing benefits from the Company's promotional pricing strategy, in place since March 1999. Beer volume increased by 17.5% to 13.8 million unit cases and bottled water volume increased 25.2% to 3.0 million unit cases. Panamco Brasil maintained a strong 56.1% total soft drink share of sales in the 2000 second quarter.

Cost of sales as a percentage of net sales decreased to 60.4% in the 2000 second quarter from 62.2% in the 1999 second quarter. The decrease is primarily attributable to the reductions in the cost of raw materials and production labor and increased direct sales to supermarkets by Cervejarias Kaiser in Panamco Brasil territories. While Panamco Brasil records the commissions from the direct sales made by Cervejarias Kaiser to the supermarkets as net sales, this amount affects the percentage of cost of sales as a percentage of total sales.

Operating expenses as a percentage of net sales decreased to 35.7% from 39.8% in the 1999 second quarter, mainly due to cost and expense reductions resulting from the Company's reorganization program.

Operating income increased 292.8% to $4.6 million during the second quarter of 2000 from an operating loss of $2.4 million in the 1999 quarter, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 106.8% to $12.0 million from $5.8 million in the 1999 second quarter.

Net interest expense increased by 56.9% to $3.8 million in the second quarter of 2000 from $2.4 million in the 1999 quarter, mainly due to $1.0 million in costs incurred in a $30 million hedging contract entered into on May 25, 2000.

Other expense, net increased to $3.7 million in the 2000 second quarter from $1.4 million in the 1999 quarter, as a result of negative equity income in earnings of Cervejarias Kaiser of $0.8 million compared to equity income of $1.6 million in the 1999 period.

The effective income tax benefit increased to 97.0% in the second quarter of 2000 from 53.2% in the 1999 quarter, as a result of favorable tax planning strategies.

As a result of the above, the net loss contributed to Panamco by Panamco Brasil decreased 97.2% to $0.1 million in the second quarter 2000 from $2.9 million in the 1999 period.


Colombia

Panamco Colombia, which operates throughout Colombia, reported net sales of $93.6 million for the 2000 second quarter, down 6.0% from the 1999 period. The revenue decline was mainly due to a 23.5% devaluation of the Colombian Peso over the last twelve months and to a 4.1% decrease in total volumes to 45.6 million unit cases, mainly due to the weak economic environment present in Colombia. This was partially offset by strategic pricing initiatives in local currency. Soft drink and water volumes were down 1.4% and 14.4%, to 37.0 million and 8.6 million unit cases, respectively, as a result of economic recession and price increases mainly in individual-size presentations. Panamco Colombia continued strengthening its position in the market, achieving a record high soft drink share of sales of 68.6% in June 2000, up 3.3 points from the same period in 1999.

Cost of sales as a percentage of net sales decreased to 41.7% during the second quarter of 2000 from 44.6% in the same period of 1999, as a result of cost savings in raw materials, basically in sugar prices.

Operating expenses as a percentage of net sales decreased to 50.9% in the second quarter of 2000 from 52.7% in the 1999 quarter, mainly due to cost and expense reductions resulting from the Company's reorganization program.

Operating income increased 155.9% to $7.0 million during the second quarter of 2000 from operating income of $2.7 million in the 1999 quarter, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 27.6% to $22.0 million from $17.2 million in the 1999 second quarter.

Net interest expense decreased during the second quarter of 2000 to $0.1 million from $1.4 million in the 1999 quarter, due to less interest paid resulting from reduced indebtedness and a larger currency translation effect during the period compared to 1999.

Other expense, net increased to $3.1 million in the 2000 second quarter from income of $0.1 million in the 1999 quarter, due to a decrease in contributions received from The Coca-Cola Company for capital expenditures and a $1.6 million provision for contingencies.

The effective income tax rate increased to 25.0% in the second quarter of 2000 from 10.7% in the 1999 quarter, primarily due to the recognition of tax credits recorded during the second quarter of 1999, which were not available in the 2000 quarter.

As a result of the above, net income attributable to the Company from Panamco Colombia increased 113.8% to $2.7 million in the 2000 second quarter from net income of $1.3 million in the 1999 period.


Venezuela

Panamco Venezuela reported net sales of $123.3 million for the second quarter of 2000, down 5.6% from 1999, mainly as a result of devaluation of the Venezuelan Bolivar, which was not fully offset by price increases in local currency for the period. Total sales volume for the second quarter increased 6.1% to 44.4 million unit cases of which soft drink and water volumes increased 3.9% and 22.5%, respectively. Panamco Venezuela maintained its strong soft drink share of sales of 67.9% for the quarter.

Cost of sales as a percentage of net sales increased to 44.9% during the second quarter of 2000 from 43.8% during the same period in 1999, as a result of higher costs associated with the increase in sales of nonreturnable presentations.

Operating expenses as a percentage of net sales increased to 52.2% in the second quarter of 2000 from 51.6% in the 1999 quarter, mainly due to higher depreciation expenses caused by the acquisition of trucks during the last quarter of 1999.

Operating income decreased 40.7% to $3.5 million during the second quarter of 2000 from $5.9 million in the 1999 quarter, primarily due to lower net sales as a result of devaluation of the Venezuelan Bolivar. Cash operating profit decreased 5.1% to $22.5 million from $23.7 million in the 1999 second quarter.

Net interest expense increased to $5.1 million during the second quarter of 2000 from $4.7 million in 1999, due to an increase in net debt position and an increase in the average variable (LIBOR) interest rate.

Other income, net decreased 56.6% to $0.2 million from $0.6 million in the 1999 second quarter, mainly as a result of a foreign exchange gain recorded in the 1999 period.

The effective income tax rate decreased to 17.8% in the second quarter of 2000 from 121.6% in 1999. The increasd rate during the three months ended June 30, 1999, was the result of our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years. This valuation allowance was established because of the uncertainty that we would generate sufficient taxable income in the near term to offset against such benefits.

As a result of the above, net loss attributable to the Company from Panamco Venezuela increased 198.9% to $1.1 million in the 2000 second quarter from $0.4 million in the 1999 period.


Central America

Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $56.5 million for the second quarter of 2000, an increase of 6.7% from $52.9 million in the second quarter of 1999. The increase was attributable to volume growth of 0.4% to 18.4 million unit cases, and to price increases in dollar terms of approximately 6.3%. Soft drink volume increased 1.9% to 17.7 million unit cases and water volume was down 26.7% to 0.7 million unit cases, due to a change in the selling strategy for five gallon jug presentations. Panamco's share of sales increased to 94.4% in Costa Rica, 44.3% in Guatemala and 85.5% in Nicaragua.

Cost of sales as a percentage of net sales decreased to 45.7% during the second quarter of 2000 from 46.4% in the same period of 1999, as a result cost savings in raw materials.

Operating expenses as a percentage of net sales decreased to 39.8% in the second quarter of 2000 from 40.7% during the same period in 1999, mainly due to improvement in expense controls and lower depreciation and amortization costs.

Operating income increased 20.0% to $8.2 million in the second quarter of 2000 from $6.8 million in the 1999 period, primarily as a result of higher sales. Cash operating profit increased 9.9% to $12.5 million in the second quarter of 2000 from $11.4 million in the 1999 period.

Net interest expense decreased to $0.3 million from $0.4 million in the second quarter of 1999, due to a decrease in net debt and improved financing conditions.

Other expense, net decreased to $0.6 million from $1.5 million in the 1999 second quarter, as a result of lower foreign exchange losses in Nicaragua and Guatemala.

As a result of the above, net income contributed by Panamco Central America to the Company increased 57.5% to $5.5 million in the second quarter of 2000 from $3.5 million in the 1999 period.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30,
1999

Consolidated Results of Operations

Consolidated net sales for the six months ended June 30, 2000, increased 6.3% to $1.25 billion from $1.18 billion in the first half of 1999, mainly due to an increase of 5.7% in consolidated unit case sales volume. Total consolidated unit cases sales increased to 593.3 million cases from 561.4 unit cases in the 1999 period. Consolidated soft drink sales volume for the period was up 4.1%, reflecting increases of 6.9% in Mexico, 7.7% in Brazil, 0.8% in Colombia and 0.7% in the Central American Region, offset by a decline of 1.3% in Venezuela. Consolidated unit case sales volume of bottled water increased 10.4% to 116.9 million, and unit case sales volume of beer, sold in Brazil and Venezuela, increased 11.7% to 30.7 million unit cases.

The cost of sales as a percentage of net sales decreased to 47.9% during the first half of 2000 from 49.5% during the first half of 1999, primarily driven by cost savings in raw materials and packaging in several countries due to improved procurement contracts.

The following discussions are after the recording of facilities reorganization charges (explained below).

Operating expenses as a percentage of net sales increased to 50.6% during the first six months of 2000 from 46.0% during the first six months of 1999, mainly as a result of the effect of facilities reorganization charges of $79.9 million or 6.4% as a percentage of net sales in 2000 compared to $10.6 million in the same 1999 period.

Operating income decreased to $18.6 million during the first half of 2000 from $54.0 million during the same period in 1999. Cash operating profit increased 6.5% to $191.4 from $179.8 million in the first half of 1999.

Net interest expense increased to $55.1 million during the first six months of 2000 from $46.8 million during the same period in 1999, due primarily to an increase in the average variable (LIBOR) interest rate.

Other expense, net decreased to $12.3 million during the first six months of 2000 from $27.1 million during the same period in 1999, primarily caused by foreign exchange losses in Brazil of $26.2 million due to a 46.4% devaluation of the Brazilian real during the first half of 1999, partially offset by $5.0 million of non-operating charges related to the disposal of non-operating assets during the first half of 2000.

The consolidated effective income tax rate decreased to 19.5% during the first six months of 2000 from 96.2%, as a result of higher losses reported during the first six months of 2000, the effect of the asset tax (minimum tax) in Venezuela and our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years in Venezuela, because of the uncertainty that we would have sufficient taxable income in the near term to offset against such benefits.

As a result of the foregoing, Panamco had a net loss for the first six months of 2000 of $60.0 million, or $0.47 per share (basic and diluted), compared to a net loss of $40.5 million, or $0.31 per share (basic and diluted), during the first half of 1999.

Facilities reorganization charges. During the first half of 2000 Panamco began a wide reorganization program designed to improve productivity and strengthen the Company's competitive position in the beverage industry.

The program includes productivity initiatives to streamline Panamco's manufacturing infrastructure, consolidation of distribution centers and warehouses, and the termination of approximately 6,750 jobs across all levels of the Company.

For the six months ended June 30, 2000, Panamco recorded a net one-time charge of $84.9 million, $79.9 million as facilities reorganization charges and $5.0 million as non-operating charges, reflecting the following items related to the Company's reorganization program:

1.   Restructuring charges totaling $59.4 million consist of the following:

o Cash restructuring charges totaling approximately $39.8 million, which include $31.9 million from job terminations and $7.0 million from the restructuring of our distribution system in Brazil and Venezuela;

o Non-cash restructuring charges totaling approximately $19.6 million, which result from seven plant closings and the related disposal of property, plant and equipment;

2. Asset write-offs totaling $20.5 million, including $15.5 million of property, plant and equipment in all operating units and $4.5 million of obsolete bottles and cases, mainly in the Venezuelan unit's water jug business, and $0.5 million of cash charges related to the disposal of property, plant and equipment;

3. Non-operating asset charges totaling $5.0 million, net related to the disposal of non-operating assets, including affiliated companies and land in some of the operating units.

As a result of the above, the first six months of 2000 Panamco's income was impacted by facilities reorganization charges and non-operating charges totaling $60.3 million, net of the related tax benefit of approximately $24.6 million.


Regional Results

Mexico

Panamco Mexico reported an increase of 25.6% in net sales to $470.2 million during the first six months of 2000, compared to $374.3 million during the same period of 1999. Soft drink sales increased 24.4% on volume growth of 6.9% to 142.2 million unit cases and a 16.5% price increase in dollar terms. Water volume grew 17.6% to 81.5 million unit cases, mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories. During the first half of 2000, Panamco Mexico maintained its strong soft drink share of sales of 80.0%.

Cost of sales as a percentage of net sales decreased to 45.0% for the first six months of 2000 versus 48.0% for the same period of 1999, mainly due to continued cost savings in raw materials.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 42.3% for the first six months of 2000 from 36.8% in the comparable period for 1999, mainly due to higher depreciation expenses related to Panamco's ongoing capital expenditure program and facilities reorganization charges of $19.0 million or 4.0% as a percentage of net sales.

Operating income increased to $59.6 million for the first six months of 2000 compared to $56.7 million during the same period of 1999. Cash operating profit increased 28.6% to $97.5 million from $75.8 million for the same period of 1999.

Net interest expense increased by 46.4% to $7.4 million for the first six months of 2000 from $5.0 million in 1999 due to the issuance of an aggregate of $106 million in unsecured peso-denominated promissory notes in November of 1999 in a local debt offering.

Other income, net decreased to $1.4 million for the first six months of 2000 from $5.2 million in 1999, due to a decrease in profit from the sale of fixed assets of $1.8 million, a decrease in contributions received from The Coca-Cola Company for capital expenditures of $2.7 million and non-operating charges of $1.7 million related to the disposal of non-operating assets, offset by an increase in foreign exchange gain of $1.2 million and as a result of favorable tax planning strategies.

The effective income tax rate for the period remained virtually flat at 32.8% from 32.6% in the prior year.

As a result of the foregoing, net income contributed by Panamco Mexico to the Company decreased 5.9% to $34.0 million for the first six months of 2000 compared to $36.2 million during the same period of 1999. Net income attributable to Panamco for the first half of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $13.5 million, net of the related tax benefit.


Brazil

Panamco Brasil, which operates in the Sao Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported a decrease of 2.7% in net sales to $244.5 million during the first six months of 2000, compared to net sales of $251.3 million during the same period of 1999, primarily as a result of the devaluation of the currency as well as Panamco's promotional pricing strategy which was launched in March 1999. As a result of this strategy sales volume of soft drinks increased by 7.7%, to 115.1 million unit cases. Beer volume increased by 9.9% to 30.1 million unit cases and bottled water volume increased 7.2% to 6.8 million unit cases. During the first half of 2000, Panamco Brasil maintained a strong 56.8% total soft drink share of sales, which represents an increase of 6.5 points since the Company launched its promotional pricing strategy.

Cost of sales as a percentage of net sales decreased to 61.4% for the first six months of 2000 versus 61.9% for the same period of 1999. The decrease is primarily attributable to the reductions in the cost of raw materials and production labor and increased direct sales to supermarkets by Cervejarias Kaiser in Panamco Brasil territories. While Panamco Brasil records the commissions from the direct sales made by Cervejarias Kaiser to the supermarkets as net sales, this amount affects the percentage of cost of sales as a percentage of total sales.

Operating expenses, including facilities reorganization charges, as a percentage of net sales decreased to 38.0% for the first six months of 2000 from 38.3% in the comparable period for 1999, mainly due to cost and expense reductions resulting from the Company's reorganization program.

Operating income increased 539.1% to $1.3 million during the first six months of 2000 from an operating loss of $0.3 million during the same period of 1999, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 14.6% to $20.1 million from $17.6 million for the same period of 1999.

Net interest expense increased by 4.3% to $7.2 million during the first six months of 2000 versus $6.9 million for the same period of 1999, mainly as a result of costs incurred in a hedging contract.

Other expense, net decreased to $5.4 million during the first six months of 2000 from $31.1 million for the same period of 1999, mainly as a result of a decrease in foreign exchange loss, which was $0.2 million for the first half of 2000 due to a 0.6% devaluation of the Brazilian real versus a $26.2 million foreign exchange loss in the first half of 1999 due to a 46.4% devaluation. Panamco Brasil also had non-operating charges of $1.0 million related to the disposal of non-operating assets during the first half of 2000.

The effective income tax benefit increased to 51.9% during the first six months of 2000 from 27.6% for the same period of 1999, mainly due to non-deductible losses in the equity of Cervejarias Kaiser and as a result of favorable tax planning strategies.

As a result of the above, the net loss contributed to Panamco by Panamco Brasil decreased 80.4% to $5.4 million during the first six months of 2000 from $27.3 million in the 1999 period. This net loss was impacted by facilities reorganization charges and non-operating charges totaling $8.1 million, net of the related tax benefit.


Colombia

Panamco Colombia, which operates throughout Colombia, reported net sales of $185.4 million for the six months ended 2000, down 9.8% from the 1999 period. The revenue decline was mainly due to the devaluation of the Colombian Peso and to a 14.4% decrease in water volume to 16.9 million unit cases, partially offset by a 0.8% increase in soft drink volume to 75.9 million unit cases. The water volume decrease was attributable to economic recession and price increases mainly in individual-size presentations. Panamco Colombia continued strengthening its position in the market, achieving a soft drink share of sales of 67.7% during the first half of 2000.

Cost of sales as a percentage of net sales decreased to 42.2% for the first six months 2000 from 44.1% in the same period of 1999, as a result of cost savings in raw materials, basically in sugar prices.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 62.8% during the first six months of 2000 from 52.0% in the 1999 period, mainly due to Panamco's facilities reorganization charges of $18.2 million or 9.8% as a percentage of net sales.

Operating loss increased 214.0% to $9.2 million during the first six months of 2000 from operating income of $8.1 million in the 1999 period, primarily as a result of lower sales and the facilities reorganization charges. Cash operating profit decreased 26.0% to $27.5 million from $37.2 million in the 1999 period.

Net interest expense decreased during the first half of 2000 to $1.9 million from $2.9 million in the 1999 period, caused by less interest paid resulting from debt reduction and a larger currency translation effect during the period compared to 1999.

Other expense, net increased to $5.6 million for the first six months of 2000 from income of $1.6 in the 1999 period, due to non-operating charges of $2.5 million related to the disposal of non-operating assets and a $1.6 million provision for contingencies.

The effective income tax rate increased to 31.2% for the first six months of 2000 from 19.2% in the 1999 period, primarily due to the recognition of tax credits recorded during the first quarter of 1999, which were not available in the 2000 quarter.

As a result of the above, net loss attributable to the Company from Panamco Colombia increased 312.4% to $11.2 million during the first six months of 2000 from net income of $5.3 million in the 1999 period. This net loss was impacted by facilities reorganization charges and non-operating charges totaling $14.2 million, net of the related tax benefit.


Venezuela

Panamco Venezuela reported net sales of $239.8 million for the six months ended 2000, up 0.8% from 1999. Devaluation of the Venezuelan Bolivar was not fully offset by price increases in local currency for the six month period. Total sales volume increased by 1.7% to 87.2 million unit cases, a slight increase mainly offset by the difficult economic conditions in Venezuela. Panamco Venezuela's soft drink share of sales reached 69.4% during the first half of the year.

Cost of sales as a percentage of net sales increased to 45.7% during the first six months of 2000 from 44.6% during the same period in 1999, as a result of higher costs associated with the increase in sales of nonreturnable presentations.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 65.8% during the first six months of 2000 from 57.8% in the 1999 period, mainly due to facilities reorganization charges of $30.9 million or 12.9% as a percentage of net sales, representing an increase of 9.4 points versus the first half of 1999.

Operating loss increased 396.7% to $27.6 million from $5.6 million in the first half of 1999, primarily as a result of the increase in facilities reorganization charges. Cash operating profit decreased 7.8% to $28.1 million from $30.5 million in the 1999 period.

Net interest expense increased during the first six months of 2000 to $11.0 million from $8.0 million in 1999, due to an increase in total debt of 17.2% and an increase in the average variable (LIBOR) interest rate.

Other expense, net increased 140.0% to $0.8 million from other income, net of $1.9 million in the first half 1999, mainly as a result of provisions of $1.3 million for legal contingencies related to prior years.

The effective income tax rate decreased to 10.0% during the first six months of 2000 from 28.8% in 1999. The increased rate during the first six months of 1999 was primarily due to the asset tax or minimum tax paid in Venezuela as a result of a net loss position before income taxes and our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years, because of the uncertainty that we would generate sufficient taxable income in the near term to offset against such benefits.

As a result of the above, net loss attributable to the Company from Panamco Venezuela increased 134.7% to $35.4 million during the first six months of 2000 from $15.1 million in the 1999 period. The net loss attributable to Panamco for the first half of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $23.8 million, net of the related tax benefit.


Central America

Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $109.4 million for the six months ended June 2000, an increase of 2.9% from $106.4 million in 1999. The increase was attributable to price increases in dollar terms of approximately 3.4%, partially offset by volume decline of 0.8% to 36.2 million unit cases. Soft drink volume increased 0.7% to 34.6 million unit cases and water volume was down 26.9% to 1.3 million unit cases, due to a change in selling strategy for jug presentations. Panamco's share of sales increased to 94.3% in Costa Rica, 43.7% in Guatemala and 85.3% in Nicaragua during the first half of the year.

Cost of sales as a percentage of net sales decreased to 46.1% during the first six months of 2000 from 46.4% in the same period of 1999, as a result of cost savings in raw materials.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 42.0% during the first six months of 2000 from 40.6% during the same period last year, primarily as a result of facilities charges of $0.7 million or 0.7% as a percentage of net sales.

Operating income decreased 5.4% to $13.1 million during the first six months of 2000 from $13.9 million in the 1999 period, primarily as a result of higher operating expenses as a percentage of net sales. Cash operating profit decreased 2.6% to $22.3 million in the first half of 2000 from $22.9 million in the 1999 period.

Net interest expense decreased to $0.6 million from $1.0 million during the first six months of 2000, due to a decrease in net debt and improved financing conditions.

Other expense, net decreased to $0.8 million from $2.5 million during the first six months of 2000, mainly as a result of lower foreign exchange losses in Nicaragua and Guatemala.

As a result of the above, net income contributed by Panamco Central America to the Company increased 23.4% to $9.0 million during the first six months of 2000 from $7.3 million in the 1999 period. Net income attributable to Panamco for the first half of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $0.5 million, net of the related tax benefit.


Liquidity and Capital Resources

At June 30, 2000, we had consolidated cash and cash equivalents of $145.0 million, a decrease of 5.0% compared to $152.6 million as of December 31, 1999. We have investments in bank deposits for $145.0 million and marketable bonds amounting to $37.5 million which guarantee bank loans obtained by subsidiaries and are therefore classified as noncurrent investments.

Consolidated cash flow provided by operations was $125.5 million and $126.9 million for the six months ended June 30, 2000 and 1999, respectively.

Total consolidated indebtedness was $1,319.0 million as of June 30, 2000, consisting of $870.0 million at the holding company level and $449.0 million of subsidiary indebtedness. Of the total debt, 87.5% is dollar denominated and 90.6% is long-term, with an average tenor of 3.8 years and average cost of debt before taxes of 9.2%.

On December 9, 1999, the Board of Directors approved a share repurchase program for up to $100 million of our Class A common stock. We may repurchase shares in the open market as well as in privately negotiated transactions based on prevailing market conditions. We have repurchased 1,014,500 shares for $19.3 million at an average price per share of $19.05 since the beginning of the program (December 1999). During the first six months of 2000, we repurchased 645,916 shares for an aggregate of $11.8 million at an average price per share of $18.22.

Total capital expenditures for the six months ended June 30, 2000 were $66.3 million compared to $110.8 million for the six months ended June 30, 1999. This decrease resulted primarily from capital spending rationalization in all countries.

On May 25, 2000, Panamco Brasil entered into a $30 million interest rate swap hedging contract with Citibank, N.A. The contract includes a $10 million interest rate swap at 19.7% per year with a one year expiration date and a $20 million interest rate swap at 19.7% per year with a one and a half year expiration date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the first six months of 2000. For a discussion of our exposure to market risk, refer to Item 9A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 20-F for the year ended December 31, 1999.


                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings information is addressed in Item 3 of our Form 20-F for the year ended December 31, 1999. There has been no material change to that information required to be disclosed in this Quarterly Report on Form 10-Q.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholder meeting on May 12, 2000. Of the shares entitled to vote, 7,709,458 shares or 85.933% of the shares were present in person or by proxy.

We submitted the following items for the vote and approval of our shareholders with the right to vote on such matters:

(a) Election of Gustavo Cisneros, Oswaldo Cisneros, Luiz Furlan, James Gwynn and Woods W. Staton as members of the board of diretors until May 2003. This item was approved by the favorable vote of 7,709,458 shares or 85.933% of the shares entitled to vote. No shares voted against and no shares abstained.

     The term of office of William G. Cooling, Timothy J. Haas, Alejandro Jimenez Fonseca, Donald Colin Mackenzie, Wade T. Mitchell, Henry A. Schimberg, Francisco Sanchez-Loaeza, Houston Staton, Stuart A. Staton, and Woods W. Staton Welton as directors continued after the meeting.

(b) Approval of the Company's financial statements for the fiscal year ended on December 31, 1999. This item was approved by the favorable vote of 7,709,454 shares of 85.933% of the shares entitled to vote. Two shares voted against and two shares abstained.

(c) Ratification of the appointment of Arthur Andersen L.L.P. as the Company's auditors for the fiscal year of 2000. This item was approved by the favorable vote of 7,709,448 shares or 85.933% of the shares entitled to vote. Four shares voted against and six shares abstained.

(d) Approval to amend Article 8 (number of directors) of the Company's Articles of Incorporation. Article 8 of the Articles of Incorporation was amended as follows:

     "The number of directors of the Corporation shall be not less than seven
     (7) nor more than seventeen (17)".

     This item was approved by the favorable vote of 7,638,452 shares or 85.142% of the shares entitled to vote. 71,000 shares voted against and six shares abstained.


ITEM 5.       OTHER INFORMATION

None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits  -  None.

(b) Reports on Forms 8-K - The Registrant did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000                      PANAMERICAN BEVERAGES, INC.
                                     (REGISTRANT)

                                      By:/s/ Paulo J. Sacchi
                                         -------------------------
                                         Paulo J. Sacchi
                                         Senior Vice President
                                         Chief Financial Officer and Treasurer
                                         (On behalf of the Registrant and as
                                         Chief Accounting Officer)