Form 10-Q
period 2000-09-30
PANAMERICAN BEVERAGES INC
filed 2000-11-14
CIK 911360

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares issued and outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of November 1, 2000 were:

Class A Common Stock:                                          119,770,095
Class B Common Stock:                                            8,962,470
Class C Preferred Stock:                                                 2

                             TABLE OF CONTENTS

                                                                           Page

PART I    FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets (unaudited) as of December
          31, 1999 and September 30, 2000.................................... 1

          Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 1999 and 2000.......  2

          Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 1999 and 2000.................  3

          Notes to Condensed Consolidated Financial Statements
          (unaudited).......................................................  4

          PANAMCO MEXICO - Selected Statements of Operations Data
          (unaudited) for the three and nine months ended September 30,
          1999 and 2000..................................................... 13

          PANAMCO BRASIL - Selected Statements of Operations Data
          (unaudited) for the three and nine months ended September 30,
          1999 and 2000..................................................... 14

          PANAMCO COLOMBIA - Selected Statements of Operations Data
          (unaudited) for the three and nine months ended September 30,
          1999 and 2000..................................................... 15

          PANAMCO VENEZUELA -- Selected Statements of Operations Data (unaudited) for the three and nine months ended September 30,
          1999 and 2000..................................................... 16

          PANAMCO CENTRAL AMERICA - Selected Statements of Operations Data (unaudited) for the three and nine months ended September 30,
          1999 and 2000..................................................... 17

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................. 18

Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.............................................................. 31

PART II   OTHER INFORMATION................................................. 31

Item 1.   LEGAL PROCEEDINGS................................................. 31

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS......................... 31

Item 3.   DEFAULTS UPON SENIOR SECURITIES................................... 31

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 31

Item 5.   OTHER INFORMATION................................................. 31

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 32

Signatures.................................................................. 33

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                December 31,     September 30,
                 ASSETS                             1999             2000
                                                ------------     -------------
Current assets:
       Cash and equivalents                      $   152,648      $   147,415
       Accounts receivable, net                      133,776          126,666
       Inventories, net                              122,978          117,317
       Other                                          17,648           38,041
                                                 -----------      -----------

            Total current assets                     427,050          429,439

       Investments                                   215,129          188,614
       Property, plant and equipment, net          1,218,383        1,159,919
       Bottles and cases, net                        310,856          273,138
       Goodwill, net                               1,292,414        1,268,082
       Other assets, net                             149,290          139,245
                                                 -----------      -----------

                                                 $ 3,613,122      $ 3,458,437
                                                 ===========      ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Bank loans                                $    33,529      $    50,837
       Current portion of long-term debt              64,640           55,356
       Accounts payable                              152,230          169,606
       Other current liabilities                     145,019          161,834
                                                 -----------      -----------

            Total current liabilities                395,418          437,633

Long-term liabilities:
       Long-term debt                              1,249,972        1,167,153
       Other long-term liabilities                   187,862          185,501
                                                 -----------      -----------

            Total long-term liabilities            1,437,834        1,352,654

Minority interest in consolidated subsidiaries        27,974           29,209

Shareholders' equity:
       Capital                                         1,481            1,481
       Capital in excess of par value              1,584,787        1,585,114
       Retained earnings                             586,196          503,504
       Accumulated other comprehensive loss         (363,269)        (382,172)
                                                 -----------      -----------
                                                   1,809,195        1,707,927
       Less - Treasury shares, at cost                57,299           68,986
                                                 -----------      -----------

            Total shareholders' equity             1,751,896        1,638,941
                                                 -----------      -----------

                                                 $ 3,613,122      $ 3,458,437
                                                 ===========      ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)



                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                          September 30,
                                                         ---------------------------------------------------------------------------
                                                              1999               2000                 1999               2000
                                                         ----------------   ----------------    -----------------  -----------------
Net sales                                                      $ 605,118          $ 648,180          $ 1,780,472        $ 1,897,422

Cost of sales, excluding depreciation
  and amortization                                               296,239            304,922              877,470            903,856
                                                         ----------------   ----------------    -----------------  -----------------

       Gross profit                                              308,879            343,258              903,002            993,566

Operating expenses:
     Selling, general and administrative                         202,309            221,888              606,027            640,410
     Depreciation and amortization,
       excluding goodwill                                         53,951             56,869              161,606            171,937
     Amortization of goodwill                                      9,066              9,344               27,243             27,543
     Facilities reorganization charges                               720                  -               11,334             79,878
                                                         ----------------   ----------------    -----------------  -----------------

                                                                 266,046            288,101              806,210            919,768
                                                         ----------------   ----------------    -----------------  -----------------

       Operating income                                           42,833             55,157               96,792             73,798

Interest expense, net                                            (23,089)           (28,095)             (69,905)           (83,236)
Other expense, net                                               (12,975)            (5,738)             (40,054)           (18,067)
                                                         ----------------   ----------------    -----------------  -----------------

       Income (loss) before income taxes                           6,769             21,324              (13,167)           (27,505)

Income taxes                                                      16,693             19,663               35,872             29,185
                                                         ----------------   ----------------    -----------------  -----------------

       Income (loss) before minority
         interest                                                 (9,924)             1,661              (49,039)           (56,690)

Minority interest in earnings of subsidiaries                      1,054              1,197                2,482              2,824
                                                         ----------------   ----------------    -----------------  -----------------

       Net income (loss)                                       $ (10,978)             $ 464            $ (51,521)         $ (59,514)
                                                         ================   ================    =================  =================

       Cash operating profit                                   $ 105,850          $ 121,370            $ 285,641          $ 312,811
                                                         ================   ================    =================  =================

       Basic earnings (loss) per share                           $ (0.08)            $ 0.00              $ (0.40)           $ (0.46)
                                                         ================   ================    =================  =================
       Basic weighted average shares
          outstanding, in thousands                              129,705            128,733              129,691            128,869
                                                         ================   ================    =================  =================

       Diluted earnings (loss) per share                         $ (0.08)            $ 0.00              $ (0.40)           $ (0.46)
                                                         ================   ================    =================  =================
       Diluted weighted average shares
          outstanding, in thousands                              129,705            129,147              129,691            128,869
                                                         ================   ================    =================  =================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                    ---------------------------------------------
                                                                                           1999                     2000
                                                                                    --------------------     --------------------
            Net cash provided by operating activities                                         $ 170,763                $ 207,938

Cash flows from investing activities:
       Capital expenditures                                                                    (149,098)                 (96,497)
       Purchases of bottles and cases, net                                                      (46,318)                 (49,062)
       Purchase of investments                                                                 (152,935)                  (4,000)
       Disposition of investments                                                                   542                   25,000
       Proceeds from sale of property, plant and equipment                                       22,172                   17,713
       Other                                                                                     (3,942)                     (36)
                                                                                    --------------------     --------------------

            Net cash used in investing activities                                              (329,579)                (106,882)


Cash flows from financing activities:
       Payment of bank loans and other                                                         (226,007)                (144,192)
       Proceeds from bank loans, other and
         other long-term borrowings                                                             533,172                   75,162
       Issuance of capital stock                                                                  1,018                      412
       Acquisition of capital stock                                                                   -                  (11,772)
       Payment of dividends to minority interest                                                   (765)                    (759)
       Payment of dividends to shareholders                                                     (23,361)                 (23,178)
       Other                                                                                        (96)                       -
                                                                                    --------------------     --------------------

            Net cash provided by (used in) financing activities                                 283,961                 (104,327)

Effect of exchange rate changes on cash                                                          (8,692)                  (1,962)
                                                                                    --------------------     --------------------

            Net increase (decrease) in cash and equivalents                                     116,453                   (5,233)

Cash and equivalents at beginning of period                                                     131,152                  152,648
                                                                                    --------------------     --------------------

Cash and equivalents at end of period                                                         $ 247,605                $ 147,415
                                                                                    ====================     ====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Cash paid during the period for:
            Interest                                                                           $ 89,369                 $ 96,868
                                                                                    ====================     ====================

            Income taxes                                                                       $ 25,572                 $ 59,850
                                                                                    ====================     ====================

NON-CASH ACTIVITIES:
       Write-off of fixed assets against
         facilities reorganization charges                                                          $ -                 $ 39,533
                                                                                    ====================     ====================


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(1)  Basis of presentation

     The unaudited condensed consolidated financial statements as of September 30, 1999 and 2000 included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of September 30, 2000, and the consolidated results of operations for the three and nine months ended September 30, 1999 and 2000. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

     The financial statements of the Colombian and Venezuelan subsidiaries for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries are the Mexican peso, Brazilian real, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, respectively. The financial statements of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. Foreign currency translation gains (losses) on monetary assets and liabilities for the Colombian and Venezuelan subsidiaries have been included in the consolidated statements of operations accounts to which such items relate as shown below:

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)



                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                     ---------------------------------------------------------------------------------
                                           1999                 2000                 1999                 2000
                                     ------------------   ------------------   ------------------   ------------------
Net sales                                       $ (377)              $ (227)              $ (805)              $ (630)

Cost of sales and
   operating expenses                            5,894                1,886                8,049                7,640

Interest and other
   income, net                                   1,532                  727                  109                1,573

Provision for income taxes                         589                    1                1,791                1,508
                                     ------------------   ------------------   ------------------   ------------------
Net translation gain                           $ 7,638              $ 2,387              $ 9,144             $ 10,091
                                     ==================   ==================   ==================   ==================

(2)  New accounting standards and pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS-133"), which revises the accounting and related disclosures for derivative financial instruments. The Company is evaluating whether the adoption of this standard, which will be implemented in the first quarter of 2001, will have a material effect on its consolidated financial position or consolidated results of operations.

     In May 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 provides specific guidance on the accounting for and presentation of sales incentives offered by companies to their customers. These incentives include discounts, coupons, rebates and free products or services. The Company implemented the provisions of EITF 00-14 during the third quarter of 2000. The implementation did not have a material impact on the Company's financial statements.

(3)  Reorganization program

     During the quarter ended September 30, 2000, the Company continued its reorganization program, which was implemented during the first quarter of 2000. As a result of this reorganization program, during the nine months ended September 30, 2000 the Company recorded the following items in the statements of operations:

Facilities reorganization charges.- During the nine months ended September 30, 2000, the Company recorded $79,878 of charges, all of which were recorded in the first quarter, primarily as a result of the write-off of non-cash items of property, plant and equipment and obsolete bottles and cases amounting to $39,533, and $40,345 of cash items relating

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


primarily to severance payments, job terminations and reorganization of the distribution system of the Venezuelan and Brazilian subsidiaries. During the nine months ended September 30, 1999, the Company recorded $11,334 of cash items related to severance payments and job terminations. These amounts have been recorded as facilities reorganization charges.

Non-operating expenses.- During the nine months ended September 30, 2000, the Company recorded $4,971 of charges related to the disposal of non-operating assets, including land of some of the operating plants, which are presented as part of other expense, net.

As a result of the facilities reorganization charges and the reorganization expenses, the Company recorded a tax benefit of $24,590.

The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the nine months ended September 30, 2000:

                                                     Cash               Non-cash               Total
                                               -----------------    -----------------    -----------------
Restructuring charges                                  $ 39,810             $ 19,590             $ 59,400

Assets write-offs                                           535               19,943               20,478
                                               -----------------    -----------------    -----------------

                                                         40,345               39,533               79,878

Non-operating charges                                         -                4,971                4,971
                                               -----------------    -----------------    -----------------

                                                       $ 40,345             $ 44,504               84,849
                                               =================    =================

Income tax benefit                                                                                 24,590
                                                                                         -----------------

                                                                                                 $ 60,259
                                                                                         =================

The following table shows the status of the balance of the reorganization allowance at September 30, 2000 included as part of other current liabilities:


                                             ======Charges======        ============Applications============
                            Balance at                                  Severance       Fixed         Fixed       Balance at
                           December 31,                               and other costs  assets        asset        September 30,
                               1999          Cash         Non-cash    cash payments     sold        write-offs       2000
                           -------------  ------------  ------------- -------------  ------------  -------------  ------------
Write-off of fixed assets           $ -       $ 1,411       $ 39,533      $      -       $ 6,112       $ 34,832           $ -

Job termination and
   severance benefits                 -        31,902              -        21,494             -              -        10,408

Other                                 -         7,032              -         6,937             -              -            95
                           -------------  ------------  ------------- -------------  ------------  -------------  ------------

Total                               $ -      $ 40,345       $ 39,533      $ 28,431       $ 6,112       $ 34,832      $ 10,503
                           =============  ============  ============= =============  ============  =============  ============

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(4)     Inventories

                                                       December 31,            September 30,
                                                           1999                    2000
                                                    -------------------     -------------------
 Bottled beverages                                            $ 32,683                $ 34,261

 Raw materials                                                  49,341                  40,663

 Spare parts, supplies and coolers                              45,018                  46,205
                                                    -------------------     -------------------

                                                               127,042                 121,129

 Less - Allowance for obsolete
    and slow moving items                                        4,064                   3,812
                                                    -------------------     -------------------

                                                             $ 122,978               $ 117,317
                                                    ===================     ===================


(5)     Property, plant, equipment, and bottles and cases

                                                       December 31,            September 30,
                                                           1999                    2000
                                                    -------------------     -------------------

 Property, plant and equipment                             $ 2,034,622             $ 2,031,277

 Less - Accumulated depreciation                               816,239                 871,358
                                                    -------------------     -------------------

                                                             1,218,383               1,159,919

 Bottles and cases, net                                        310,856                 273,138
                                                    -------------------     -------------------

                                                           $ 1,529,239             $ 1,433,057
                                                    ===================     ===================


(6)  Transactions with related parties

     For the three and nine months ended September 30, 2000, the Company conducted transactions with related parties. A summary of balances as of December, 31 1999 and September 30, 2000 and transactions for the three and nine months ended September 30, 1999 and 2000 with related parties is as follows:

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                       December 31,            September 30,
                                                           1999                    2000
                                                    -------------------     -------------------
 Accounts receivable:
    Subsidiaries of Coca-Cola                                  $ 9,991                 $ 4,748
    Subsidiaries of Kaiser                                       3,488                       -
                                                    -------------------     -------------------
                                                              $ 13,479                 $ 4,748
                                                    ===================     ===================

 Accounts payable:
    Subsidiaries of Coca-Cola                                 $ 48,946                $ 29,819
    Subsidiaries of Kaiser                                           -                   1,123
    Productos de Vidrio, S.A.                                    6,630                       -
    Central Azucarero Portuguesa, C.A.                           1,628                       -
    Tapon Corona de Colombia, S.A.                               1,936                     880
    Comptec, S.A.                                                  976                     154
    Other                                                            -                     486
                                                    -------------------     -------------------
                                                              $ 60,116                $ 32,462
                                                    ===================     ===================

                                                         Three Months Ended                        Nine Months Ended
                                                            September 30,                             September 30,
                                           --------------------------------------------------------------------------------
                                                 1999                 2000                 1999                 2000
                                           -----------------    -----------------    -----------------    -----------------
Income:
   Marketing expense support                        $ 9,150              $ 8,886             $ 32,193             $ 29,565
   Other                                                146                   95                1,442                  964
                                           -----------------    -----------------    -----------------    -----------------
                                                    $ 9,296              $ 8,981             $ 33,635             $ 30,529
                                           =================    =================    =================    =================


Expenses:
   Purchase of concentrate                         $ 84,656             $ 88,040            $ 228,546            $ 232,161
   Purchase of beer                                  16,432               13,679               55,922               42,252
   Purchase of other inventories                      6,217                5,694               21,000               19,223
                                           -----------------    -----------------    -----------------    -----------------
                                                  $ 107,305            $ 107,413            $ 305,468            $ 293,636
                                           =================    =================    =================    =================


Capital expenditure incentives
   received in cash                                  $ (363)                 $ -              $ 3,193                  $ -
                                           =================    =================    =================    =================

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(7)  Other transactions

     On March 18, 1999, the Company entered into an agreement with ING Baring US Capital, LLC as arranger and administrative agent, for a three-year loan in the amount of $300,000 with quarterly interest payments at LIBOR plus 2.375% through 4.75%. The proceeds were used to repay short-term bank loans of the Company. The loan agreement establishes certain restrictions including minimum consolidated equity and other covenants and ratios. During November 1999, $80,000 of this loan was repaid prior to the scheduled repayment date. On March 27, 2000, the loan agreement was amended to modify certain restrictions and other covenants and ratios. The amendment reduced the required minimum consolidated equity from $1,750,000 to $1,500,000. As of September 30, 2000, the Company was in compliance with its debt covenants.

(8)  Repurchase program

     On December 9, 1999, the Board of Directors authorized a share repurchase program of the Company's Class A common stock in an amount not to exceed $100 million in the aggregate. We may repurchase shares in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company repurchased 645,916 shares amounting to $11.8 million at an average price per share of $18.22 during the nine months ended September 30, 2000. Since the beginning of the program in December 1999, the Company has repurchased 1,014,500 shares for a total amount of $19.3 million at an average price per share of $19.05.

(9)  Earnings (loss) per share

     Earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the treasury stock method in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS-128"). The minority interest in income of subsidiaries has been excluded from income (loss) available to common stockholders.

Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                    Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                           --------------------------------------    --------------------------------------
                                                 1999                 2000                 1999                 2000
                                           -----------------    -----------------    -----------------    -----------------
Numerator:
   Net income (loss)                              $ (10,978)               $ 464            $ (51,521)           $ (59,514)
                                           =================    =================    =================    =================

Denominator:
   Denominator for basic
      earnings (loss) per share                     129,705              128,733              129,691              128,869
   Effect of dilutive securities:
      Options to purchase
         common stock                                     -                  414                    -                    -
                                           -----------------    -----------------    -----------------    -----------------

   Denominator for diluted
      earnings (loss) per share                     129,705              129,147              129,691              128,869
                                           =================    =================    =================    =================

Earnings (loss) per share:
   Basic                                            $ (0.08)              $ 0.00              $ (0.40)             $ (0.46)
                                           =================    =================    =================    =================

   Diluted                                          $ (0.08)              $ 0.00              $ (0.40)             $ (0.46)
                                           =================    =================    =================    =================

Antidilutive securities not included
   in the diluted earnings (loss)
   per share:
      Options to purchase
         common stock                                 4,026                2,189                4,026                5,260
      Exercise prices                               $ 13.75              $ 19.62              $ 13.75              $ 13.75
                                                         to                   to                   to                   to
                                                    $ 29.93              $ 29.93              $ 29.93              $ 29.93

(10) Comprehensive income (loss)

     Beginning in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This standard requires the display of comprehensive income (loss) and its components in the financial statements. In the Company's case, comprehensive income (loss) includes net income (loss) and foreign currency translation. The comprehensive income (loss) for the three and nine months ended September 30, 1999 and 2000 is as follows:

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                  -----------------------------------    -----------------------------------
                                                       1999               2000                1999                2000
                                                  ----------------   ----------------    ----------------    ---------------
Net income (loss)                                       $ (10,978)             $ 464           $ (51,521)         $ (59,514)

Other comprehensive income (loss):

   Initial effect on deferred taxes
      relating to the change in the
      functional currency in the
      Mexican subsidiary                                        -                  -             (14,928)                 -

   Foreign currency translation                           (33,939)             3,988            (106,308)           (18,903)
                                                  ----------------   ----------------    ----------------    ---------------
                                                        $ (44,917)           $ 4,452           $(172,757)         $ (78,417)
                                                  ================   ================    ================    ===============


(11) Segments and related information

     Relevant information concerning the geographic areas in which the Company operates, is as follows:

                                                                      Nine months ended September 30, 1999
                          ----------------------------------------------------------------------------------------------------
                                                                                      Central
                             Mexico        Brazil       Colombia      Venezuela       America      Corporate        Total
                          ------------- -------------  ------------  -------------  ------------  -------------  -------------
Net sales                    $ 586,886     $ 368,293     $ 295,965      $ 372,213     $ 157,115            $ -    $ 1,780,472
                          ============= =============  ============  =============  ============  =============  =============
Operating income (loss)       $ 97,604       $ 1,025      $ 11,298       $ (3,265)     $ 19,815      $ (29,685)      $ 96,792
                          ============= =============  ============  =============  ============  =============  =============
Interest expense, net         $ (7,592)    $ (10,921)     $ (2,943)     $ (12,774)     $ (1,464)     $ (34,211)     $ (69,905)
                          ============= =============  ============  =============  ============  =============  =============

Depreciation and
   amortization               $ 29,612      $ 25,531      $ 44,082       $ 54,049      $ 13,528       $ 22,047      $ 188,849
                          ============= =============  ============  =============  ============  =============  =============
Capital expenditures          $ 44,399      $ 20,980      $ 18,726       $ 48,092      $ 16,901            $ -      $ 149,098
                          ============= =============  ============  =============  ============  =============  =============

                                                                      December 31, 1999
                          ----------------------------------------------------------------------------------------------------

Long-lived assets            $ 448,196     $ 309,441     $ 445,428      $ 466,846     $ 133,080    $ 1,293,878    $ 3,096,869
                          ============= =============  ============  =============  ============  =============  =============
Total assets                 $ 549,420     $ 486,198     $ 498,005      $ 556,696     $ 171,174    $ 1,351,629    $ 3,613,122
                          ============= =============  ============  =============  ============  =============  =============

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                                      Nine months ended September 30, 2000
                          ----------------------------------------------------------------------------------------------------
                                                                                      Central
                             Mexico        Brazil       Colombia      Venezuela       America      Corporate        Total
                          ------------- -------------  ------------  -------------  ------------  -------------  -------------
Net sales                    $ 725,979     $ 356,273     $ 278,850      $ 371,384     $ 165,111         $ (175)   $ 1,897,422
                          ============= =============  ============  =============  ============  =============  =============
Operating income (loss)      $ 110,845       $ 5,559      $ (2,559)     $ (27,635)     $ 20,114      $ (32,526)      $ 73,798
                          ============= =============  ============  =============  ============  =============  =============
Interest expense, net         $ (9,918)    $ (10,014)     $ (2,989)     $ (17,935)       $ (709)     $ (41,671)     $ (83,236)
                          ============= =============  ============  =============  ============  =============  =============

Depreciation and
   amortization               $ 41,156      $ 22,435      $ 45,114       $ 56,432      $ 12,499       $ 21,844      $ 199,480
                          ============= =============  ============  =============  ============  =============  =============
Capital expenditures          $ 49,494       $ 5,141       $ 6,201       $ 23,197      $ 12,464            $ -       $ 96,497
                          ============= =============  ============  =============  ============  =============  =============

                                                                      September 30, 2000
                          ----------------------------------------------------------------------------------------------------

Long-lived assets            $ 459,931     $ 267,465     $ 408,746      $ 420,408     $ 131,991    $ 1,244,654    $ 2,933,195
                          ============= =============  ============  =============  ============  =============  =============
Total assets                 $ 609,258     $ 446,840     $ 462,401      $ 483,943     $ 174,161    $ 1,281,834    $ 3,458,437
                          ============= =============  ============  =============  ============  =============  =============

(12) Reclassifications of prior financial statements


     Certain prior year information has been reclassified to conform to the current year presentation.

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

                                 PANAMCO MEXICO
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                  -----------------------------------    -----------------------------------
                                                       1999               2000                1999                2000
                                                  ----------------   ----------------    ----------------    ---------------
Selected statements of operations:

   Net sales                                            $ 212,631          $ 255,778           $ 586,886          $ 725,979

   Cost of sales, excluding depreciation
      and amortization                                     99,079            110,820             278,881            322,399
                                                  ----------------   ----------------    ----------------    ---------------
          Gross profit                                    113,552            144,958             308,005            403,580

   Operating expenses:
      Selling, general and administrative                  62,096             80,058             180,789            232,620
      Depreciation and amortization,
         excluding goodwill                                 9,785             12,946              27,421             38,927
      Amortization of goodwill                                748                749               2,191              2,229
      Facilities reorganization charges                         -                  -                   -             18,959
                                                  ----------------   ----------------    ----------------    ---------------
                                                           72,629             93,753             210,401            292,735
                                                  ----------------   ----------------    ----------------    ---------------
          Operating income                                 40,923             51,205              97,604            110,845

   Interest expense, net                                   (2,566)            (2,560)             (7,592)            (9,918)
   Other income (expense), net                                (27)            (1,173)              5,203                218
                                                  ----------------   ----------------    ----------------    ---------------
          Income before income taxes                       38,330             47,472              95,215            101,145

   Income taxes                                            12,513             15,985              31,079             33,610
                                                  ----------------   ----------------    ----------------    ---------------
          Income before minority interest                  25,817             31,487              64,136             67,535

   Minority interest in Panamco
      Mexico subsidiaries                                     975              1,189               2,422              2,550
                                                  ----------------   ----------------    ----------------    ---------------
          Net income attributable to
             Panamco Mexico                                24,842             30,298              61,714             64,985

   Minority interest in Panamco
      Mexico                                                  461                416               1,146              1,060
                                                  ----------------   ----------------    ----------------    ---------------
          Net income attributable
             to Panamco                                  $ 24,381           $ 29,882            $ 60,568           $ 63,925
                                                  ================   ================    ================    ===============
          Cash operating profit                          $ 51,456           $ 64,900           $ 127,216          $ 162,364
                                                  ================   ================    ================    ===============


Unit case sales data (in millions):

   Soft drinks                                               70.0               72.5               203.1              214.7
   Water                                                     35.3               43.8               104.6              125.3
   Other products                                             0.7                0.7                 1.8                2.0

                                 PANAMCO BRASIL
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                  -----------------------------------    -----------------------------------
                                                       1999               2000                1999                2000
                                                  ----------------   ----------------    ----------------    ---------------
Selected statements of operations:
   Net sales                                            $ 116,976          $ 111,813           $ 368,293          $ 356,273

   Cost of sales, excluding depreciation
      and amortization                                     70,173             67,181             225,668            217,292
                                                  ----------------   ----------------    ----------------    ---------------
          Gross profit                                     46,803             44,632             142,625            138,981

   Operating expenses:
      Selling, general and administrative                  37,814             32,736             113,845             99,869
      Depreciation and amortization,
         excluding goodwill                                 7,190              7,144              24,039             20,874
      Amortization of goodwill                                467                541               1,492              1,561
      Facilities reorganization charges                         -                  -               2,224             11,118
                                                  ----------------   ----------------    ----------------    ---------------
                                                           45,471             40,421             141,600            133,422
                                                  ----------------   ----------------    ----------------    ---------------
          Operating income                                  1,332              4,211               1,025              5,559

   Interest expense, net                                   (3,998)            (2,794)            (10,921)           (10,014)
   Other expense, net                                     (10,194)            (6,759)            (41,255)           (12,177)
                                                  ----------------   ----------------    ----------------    ---------------
          Loss before
             income taxes                                 (12,860)            (5,342)            (51,151)           (16,632)

   Income tax benefit                                      (3,684)            (2,047)            (14,247)            (7,906)
                                                  ----------------   ----------------    ----------------    ---------------
          Loss before
             minority interest                             (9,176)            (3,295)            (36,904)            (8,726)

   Minority interest in Panamco
      Brasil                                                 (133)               (42)               (527)              (105)
                                                  ----------------   ----------------    ----------------    ---------------
          Net loss attributable
             to Panamco                                  $ (9,043)          $ (3,253)          $ (36,377)          $ (8,621)
                                                  ================   ================    ================    ===============
          Cash operating profit                           $ 8,989           $ 11,896            $ 26,556           $ 32,024
                                                  ================   ================    ================    ===============

Unit case sales data (in millions):

   Soft drinks                                               61.5               53.9               168.3              169.0
   Water                                                      2.8                3.1                 9.2                9.9
   Beer                                                      15.7               13.8                43.1               43.9

                                PANAMCO COLOMBIA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                          September 30,
                                                  -----------------------------------    -----------------------------------
                                                       1999               2000                1999                2000
                                                  ----------------   ----------------    ----------------    ---------------
Selected statements of operations:

   Net sales                                             $ 90,456           $ 93,410           $ 295,965          $ 278,850

   Cost of sales, excluding depreciation
      and amortization                                     40,996             40,367             131,602            118,637
                                                  ----------------   ----------------    ----------------    ---------------
          Gross profit                                     49,460             53,043             164,363            160,213

   Operating expenses:
      Selling, general and administrative                  31,287             31,111             108,983             99,433
      Depreciation and amortization,
          excluding goodwill                               14,949             15,079              44,082             44,907
      Amortization of goodwill                                  -                207                   -                207
      Facilities reorganization charges                         -                  -                   -             18,225
                                                  ----------------   ----------------    ----------------    ---------------
                                                           46,236             46,397             153,065            162,772
                                                  ----------------   ----------------    ----------------    ---------------
          Operating income (loss)                           3,224              6,646              11,298             (2,559)

   Interest expense, net                                      (77)            (1,096)             (2,943)            (2,989)
   Other income (expense), net                                217                193               1,785             (5,405)
                                                  ----------------   ----------------    ----------------    ---------------
          Income (loss) before
             income taxes                                   3,364              5,743              10,140            (10,953)

   Income taxes (benefit)                                     840              1,555               2,138             (3,653)
                                                  ----------------   ----------------    ----------------    ---------------
          Income (loss) before
             minority interest                              2,524              4,188               8,002             (7,300)

   Minority interest in Panamco
      Colombia subsidiaries                                    28                 55                  69                113
                                                  ----------------   ----------------    ----------------    ---------------
          Net income (loss) attributable
             to Panamco Colombia                            2,496              4,133               7,933             (7,413)

   Minority interest in Panamco
      Colombia                                                 68                113                 218               (205)
                                                  ----------------   ----------------    ----------------    ---------------
          Net income (loss) attributable
             to Panamco                                   $ 2,428            $ 4,020             $ 7,715           $ (7,208)
                                                  ================   ================    ================    ===============

          Cash operating profit                          $ 18,173           $ 21,932            $ 55,380           $ 49,473
                                                  ================   ================    ================    ===============

Unit case sales data (in millions):

   Soft drinks                                               38.0               38.2               113.3              114.1
   Water                                                      9.5                8.8                29.3               25.7

                                PANAMCO VENEZUELA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                          Three Months Ended                      Nine Months Ended
                                                           September 30,                          September 30,
                                                  -----------------------------------    -----------------------------------
                                                       1999               2000                1999                2000
                                                  ----------------   ----------------    ----------------    ---------------
Selected statements of operations:
   Net sales                                            $ 134,290          $ 131,568           $ 372,213          $ 371,384

   Cost of sales, excluding depreciation
      and amortization                                     61,727             61,369             167,753            170,925
                                                  ----------------   ----------------    ----------------    ---------------
          Gross profit                                     72,563             70,199             204,460            200,459

   Operating expenses:
      Selling, general and administrative                  51,533             51,919             144,566            140,808
      Depreciation and amortization                        18,028             18,365              54,049             56,432
      Facilities reorganization charges                       720                  -               9,110             30,854
                                                  ----------------   ----------------    ----------------    ---------------
                                                           70,281             70,284             207,725            228,094
                                                  ----------------   ----------------    ----------------    ---------------
          Operating income (loss)                           2,282                (85)             (3,265)           (27,635)

   Interest expense, net                                   (4,747)            (6,966)            (12,774)           (17,935)
   Other income, net                                          329              3,941               2,206              3,190
                                                  ----------------   ----------------    ----------------    ---------------
          Loss before
             income taxes                                  (2,136)            (3,110)            (13,833)           (42,380)

   Income taxes (benefit)                                   4,209                294               7,578             (3,620)
                                                  ----------------   ----------------    ----------------    ---------------
          Net loss attributable
             to Panamco                                    (6,345)            (3,404)            (21,411)           (38,760)
                                                  ================   ================    ================    ===============
          Cash operating profit                          $ 20,310           $ 18,280            $ 50,784           $ 46,374
                                                  ================   ================    ================    ===============


Unit case sales data (in millions):

   Soft drinks                                               36.4               39.1               110.5              112.3
   Water                                                      4.7                6.0                13.3               16.3
   Beer                                                       0.2                0.6                 0.3                1.2
   Other products                                             1.9                1.5                 4.8                4.6

                             PANAMCO CENTRAL AMERICA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                  -----------------------------------    -----------------------------------
                                                       1999               2000                1999                2000
                                                  ----------------   ----------------    ----------------    ---------------
Selected statements of operations:
   Net sales                                             $ 50,765           $ 55,684           $ 157,115          $ 165,111

   Cost of sales, excluding depreciation
      and amortization                                     24,264             25,365              73,566             75,781
                                                  ----------------   ----------------    ----------------    ---------------
          Gross profit                                     26,501             30,319              83,549             89,330

   Operating expenses:
      Selling, general and administrative                  16,071             19,371              50,206             55,995
      Depreciation and amortization,
         excluding goodwill                                 4,406              3,880              13,332             12,318
      Amortization of goodwill                                 63                 59                 196                181
      Facilities reorganization charges                         -                  -                   -                722
                                                  ----------------   ----------------    ----------------    ---------------
                                                           20,540             23,310              63,734             69,216
                                                  ----------------   ----------------    ----------------    ---------------
          Operating income                                  5,961              7,009              19,815             20,114

   Interest expense, net                                     (455)              (157)             (1,464)              (709)
   Other expense, net                                      (2,186)              (595)             (4,644)            (1,403)
                                                  ----------------   ----------------    ----------------    ---------------
          Income before
             income taxes                                   3,320              6,257              13,707             18,002

   Income taxes                                             1,049              1,178               4,145              3,927
                                                  ----------------   ----------------    ----------------    ---------------
          Net income attributable
             to Panamco                                   $ 2,271            $ 5,079             $ 9,562           $ 14,075
                                                  ================   ================    ================    ===============
          Cash operating profit                          $ 10,430           $ 10,948            $ 33,343           $ 33,257
                                                  ================   ================    ================    ===============

Unit case sales data (in millions):

   Soft drinks                                               16.8               17.2                51.2               51.8
   Water                                                      0.9                0.7                 2.7                2.0
   Other products                                             0.1                0.1                 0.4                0.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 1999 and 2000 and for the three month and nine month periods then ended and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

Forward-looking statements, contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment, including actions of competitors and changes in consumer preference, changes in governmental laws and regulations, including income taxes, market demand for new and existing products, raw material prices and devaluation of local currencies against the U.S. dollar. Accordingly, we cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved.

Regarding the Year 2000 issue, as of this date, there have been no adverse effects on the Company's systems or operations, including the ability of any significant customer, vendor or service provider that do business with the Company, and we have complied with all regulatory and contractual requirements. We do not expect any contingencies regarding this issue.


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999


Consolidated Results of Operations

Consolidated net sales for the third quarter ended September 30, 2000, increased 7.1% to $648.2 million from $605.1 million in the 1999 third quarter, mainly due to an increase of 1.8% in consolidated unit case sales volume. Total consolidated unit case sales increased to 299.9 million cases from 294.6 unit cases in the 1999 period. Consolidated soft drink sales volume for the period was down 0.8%, reflecting increases of 7.6% in Venezuela, 3.5% in Mexico, 2.4% in the Central American Region and 0.4% in Colombia, offset by a decline of 12.2% in Brazil. Consolidated unit case sales volume of bottled water increased 16.8% to 62.4 million unit cases, and unit case sales volume of beer, sold in Brazil and Venezuela, decreased 9.9% to 14.3 million unit cases.

The cost of sales as a percentage of net sales decreased to 47.0% during the 2000 third quarter from 49.0% in the 1999 third quarter, primarily driven by cost savings in raw materials and packaging in several countries due to improved procurement contracts.

Operating expenses as a percentage of net sales increased slightly to 44.4% during the 2000 third quarter from 44.0% in 1999, mainly as a result of a one-time charge of $4.0 million related to senior management changes announced in October, offset by the initial benefits of the reorganization program.

Operating income increased to $55.2 million during the third quarter of 2000 from $42.8 million in 1999. Cash operating profit increased 14.7% to $121.4 million from $105.9 million in the 1999 third quarter.

Net interest expense increased to $28.1 million during the third quarter of 2000 from $23.1 million in the 1999 period, due primarily to an increase in the average variable (LIBOR) interest rate.

Other expense, net decreased to $5.7 million during the 2000 third quarter from $13.0 million in the 1999 period, primarily as a result of a $5.5 million decrease in foreign exchange losses in Brazil.

The consolidated effective income tax rate for the three months ended September 30, 2000 was 92.2% compared to 246.6% during the three months ended September 30, 1999. The increased rate during the three months ended September 30, 1999 was the result of our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years in Venezuela. This valuation allowance was established because of the uncertainty that we would have sufficient taxable income in the near term to offset against such benefits.

As a result of the foregoing, Panamco had net income for the 2000 third quarter of $0.5 million, or $0.00 per share (basic and diluted), compared to a net loss of $11.0 million, or $0.08 per share (basic and diluted), in the third quarter of 1999.


Regional Results

Mexico

Panamco Mexico reported an increase of 20.3% in net sales to $255.8 million during the third quarter of 2000, compared to $212.6 million in the 1999 third quarter. Soft drink sales increased 18.9% on volume growth of 3.5% to 72.5 million unit cases and a 15.0% price increase in dollar terms. Water volume grew 24.1% to 43.8 million unit cases, mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories. During the quarter, Panamco Mexico maintained its strong soft drink share of sales of 82.4%.

Cost of sales as a percentage of net sales dropped to 43.3% in the 2000 third quarter versus 46.6% during third quarter of 1999, mainly due to continued cost savings in raw materials.

Operating expenses as a percentage of net sales increased to 36.7% in the third quarter of 2000 from 34.2% in the comparable period for 1999, mainly due to increased selling, general and administrative expenses as a result of higher sales commissions and increased administrative wages and benefits, as well as higher depreciation expenses.

Operating income increased to $51.2 million from $40.9 million in the 1999 third quarter as a result of the initial benefits of the reorganization program. Cash operating profit increased 26.1% to $64.9 million from $51.5 million in the 1999 third quarter.

Net interest expense in the 2000 third quarter remained flat at $2.6 million compared to the 1999 period.

Other expense, net increased to $1.2 million in the 2000 third quarter from $0.03 million in the 1999 quarter, mainly due to a $1.4 million increase in foreign exchange losses.

The effective income tax rate for the third quarter increased slightly to 33.7% from 32.6%.

As a result of the foregoing, net income contributed by Panamco Mexico to the Company increased 22.6% to $29.9 million for the third quarter of 2000 compared to $24.4 million in the third quarter of 1999. Net income attributable to Panamco for the 2000 quarter was positively impacted by the initial benefits of the reorganization program.

Brazil

Panamco Brasil, which operates in the Sao Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported 2000 third quarter net sales of $111.8 million, a decrease of 4.4% from the 1999 quarter, primarily as a result of a volume decline of 11.6%, partially offset by strategic pricing initiatives implemented during the quarter. Sales volume of soft drinks decreased by 12.2% to 53.9 million unit cases, following the Company's exit in July of its promotional pricing strategy, in place since March 1999. Beer volume decreased by 12.5% to 13.8 million unit cases and bottled water volume increased 8.0% to
3.1 million unit cases. Panamco Brasil maintained a strong 54.2% total soft drink share of sales in the 2000 third quarter.

Cost of sales as a percentage of net sales increased slightly to 60.1% in the 2000 third quarter from 60.0% in the 1999 third quarter. The slight increase is primarily attributable to lower production efficiencies, offset by the reductions in the cost of raw materials and production labor and increased direct sales to supermarkets by Cervejarias Kaiser in Panamco Brasil territories.

Operating expenses as a percentage of net sales decreased to 36.2% from 38.9% in the 1999 third quarter, mainly due to cost and expense reductions resulting from the Company's reorganization program.

Operating income increased 216.1% to $4.2 million during the third quarter of 2000 from $1.3 million in the 1999 quarter, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 32.3% to $11.9 million from $9.0 million in the 1999 third quarter.

Net interest expense decreased by 30.1% to $2.8 million in the third quarter of 2000 from $4.0 million in the 1999 quarter, mainly due to less interest paid resulting from reduced indebtedness.

Other expense, net decreased to $6.8 million in the 2000 third quarter from $10.2 million in the 1999 quarter, mainly as a result of a $5.5 million decrease in foreign exchange losses, offset by a $1.6 million increase in equity loss of Cervejarias Kaiser.

The effective income tax benefit increased to 38.3% in the third quarter of 2000 from 28.6% in the 1999 quarter, as a result of favorable tax planning strategies.

As a result of the above, the net loss contributed to Panamco by Panamco Brasil decreased 64.0% to $3.3 million in the third quarter 2000 from $9.0 million in the 1999 period.


Colombia

Panamco Colombia, which operates throughout Colombia, reported net sales of $93.4 million for the 2000 third quarter, up 3.3% from the 1999 period. The revenue increase resulted from price increases in local currency, partially offset by a 14.0% devaluation of the Colombian peso over the last twelve months and a 1.3% decrease in total volumes to 47.0 million unit cases, mainly the result of a weak economic environment. Soft drink volume was up 0.4% to
38.2 million unit cases, as a result of strong marketing and merchandising activities. Water volume was down 7.9% to 8.8 million unit cases, as a result of price increases mainly in certain specific individual size presentations. Panamco Colombia continued strengthening its position in the market, achieving a record high soft drink share of sales of 68.3% in September 2000, up 2.9 points from the same period in 1999.

Cost of sales as a percentage of net sales decreased to 43.2% during the third quarter of 2000 from 45.3% in the same period of 1999, as a result of cost savings in raw materials.

Operating expenses as a percentage of net sales decreased to 49.7% in the third quarter of 2000 from 51.1% in the 1999 quarter, mainly due to cost and expense reductions resulting from the Company's reorganization program.

Operating income increased 106.1% to $6.6 million during the third quarter of 2000 from operating income of $3.2 million in the 1999 quarter, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 20.7% to $21.9 million from $18.2 million in the 1999 third quarter.

Net interest expense increased during the third quarter of 2000 to $1.1 million from $0.08 million in the 1999 quarter, due to a larger currency translation effect during the 1999 third quarter. Without the translation effect, net interest expense decreased by 34.6%, due to less interest paid resulting from reduced indebtedness.

Other income, net in the 2000 third quarter remained flat at $0.2 million compared to the 1999 period.

The effective income tax rate increased to 27.1% in the third quarter of 2000 from 25.0% in the 1999 quarter, primarily due to the recognition of tax credits recorded during the third quarter of 1999, which were not available in the 2000 quarter.

As a result of the above, net income attributable to the Company from Panamco Colombia increased 65.6% to $4.0 million in the 2000 third quarter from net income of $2.4 million in the 1999 period.



Venezuela

Panamco Venezuela reported net sales of $131.6 million for the third quarter of 2000, down 2.0% from 1999, mainly as a result of devaluation of the Venezuelan bolivar, which was not fully offset by price increases in local currency for the period. Total sales volume for the third quarter increased 9.3% to 47.2 million unit cases of which soft drink and water volumes increased 7.6% and 26.4%, respectively. Panamco Venezuela maintained its strong soft drink share of sales of 66.1% for the quarter.

Cost of sales as a percentage of net sales increased slightly to 46.6% during the third quarter of 2000 from 46.0% during the same period in 1999, as a result of higher costs associated with the increase in sales of nonreturnable presentations.

Operating expenses as a percentage of net sales increased slightly to 53.4% in the third quarter of 2000 from 52.3% in the 1999 quarter, mainly due to the impact of a mandatory salary increase, not fully offset by cost reduction efforts related to our reorganization program announced in May.

Operating loss decreased 103.7% to $0.09 million during the third quarter of 2000 from operating income of $2.3 million in the 1999 quarter, primarily due to lower net sales as a result of devaluation of the Venezuelan bolivar. Cash operating profit decreased 10.0% to $18.3 million from $20.3 million in the 1999 third quarter.

Net interest expense increased to $7.0 million during the third quarter of 2000 from $4.7 million in 1999, due to $2.0 million in costs incurred in a $120.0 million hedging contract entered into on July 18, 2000 and an increase in the average variable (LIBOR) interest rate.

Other income, net increased to $3.9 million from $0.3 million in the 1999 third quarter, primarily due to recognition of a tax credit because of a favorable outcome of a claim and income received from sales of returned packaging materials.

The effective income tax rate decreased to 9.5% in the third quarter of 2000 from 197.1% in 1999. The increased rate during the three months ended September 30, 1999 was the result of our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years. This valuation allowance was established because of the uncertainty that we would generate sufficient taxable income in the near term to offset against such benefits.

As a result of the above, net loss attributable to the Company from Panamco Venezuela decreased 46.4% to $3.4 million in the 2000 third quarter from $6.3 million in the 1999 period.


Central America

Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $55.7 million for the third quarter of 2000, an increase of 9.7% from $50.8 million in the third quarter of 1999. The increase was attributable to volume growth of 0.9% to 18.0 million unit cases, and to price increases in dollar terms of approximately 8.8%. Soft drink volume increased 2.4% to 17.2 million unit cases and water volume was down 27.6% to 0.7 million unit cases, due to a change in the Company's selling strategy for five gallon jug presentations. Panamco's share of sales increased to 94.1% in Costa Rica, 44.6% in Guatemala and 84.9% in Nicaragua.

Cost of sales as a percentage of net sales decreased to 45.6% during the third quarter of 2000 from 47.8% in the same period of 1999, as a result cost savings in raw materials.

Operating expenses as a percentage of net sales increased to 41.9% in the third quarter of 2000 from 40.5% during the same period in 1999, mainly due to higher sales and distribution expenses.

Operating income increased 17.6% to $7.0 million in the third quarter of 2000 from $6.0 million in the 1999 period, primarily as a result of higher sales. Cash operating profit increased 5.0% to $10.9 million in the third quarter of 2000 from $10.4 million in the 1999 period.

Net interest expense decreased to $0.2 million from $0.5 million in the third quarter of 1999, due to a decrease in net debt and improved financing conditions.

Other expense, net decreased to $0.6 million from $2.2 million in the 1999 third quarter, as a result of lower foreign exchange losses in Nicaragua and Guatemala.

As a result of the above, net income contributed by Panamco Central America to the Company increased 123.6% to $5.1 million in the third quarter of 2000 from $2.3 million in the 1999 period.

Nine Months Ended September 30, 2000 Compared to nine Months Ended September 30, 1999

Consolidated Results of Operations

Consolidated net sales for the nine months ended September 30, 2000, increased 6.6% to $1.90 billion from $1.78 billion during the same period in 1999, mainly due to an increase of 4.4% in consolidated unit case sales volume. Total consolidated unit cases sales increased to 893.3 million cases from
856.0 unit cases in the 1999 period. Consolidated soft drink sales volume for the period was up 2.4%, reflecting increases of 5.7% in Mexico, 1.6% in Venezuela, 1.3% in the Central American Region, 0.6% in Colombia and 0.5% in Brazil. Consolidated unit case sales volume of bottled water increased 12.6% to 179.3 million, and unit case sales volume of beer, sold in Brazil and Venezuela, increased 3.8% to 45.0 million unit cases.

The cost of sales as a percentage of net sales decreased to 47.6% during the nine months ended September 30, 2000 from 49.3% during the same period in 1999, primarily driven by cost savings in raw materials and packaging in several countries due to improved procurement contracts.

The following discussions are after the recording of facilities reorganization charges (explained below).

Operating expenses as a percentage of net sales increased to 48.5% during the nine months ended September 30, 2000 from 45.3% during the same period in 1999, mainly as a result of the effect of facilities reorganization charges of $79.9 million or 4.2% as a percentage of net sales in 2000 compared to $11.3 million in the same 1999 period.

Operating income decreased to $73.8 million during the nine months ended September 30, 2000 from $96.8 million during the same period in 1999. Cash operating profit increased 9.5% to $312.8 from $285.6 million during the same period in 1999.

Net interest expense increased to $83.2 million during the first nine months of 2000 from $69.9 million during the same period in 1999, due primarily to an increase in the average variable (LIBOR) interest rate.

Other expense, net decreased to $18.1 million during the first nine months of 2000 from $40.1 million during the same period in 1999, primarily caused by a $31.5 million decrease in foreign exchange losses in Brazil due to a 59.0% devaluation of the Brazilian real during the first nine months of 1999, partially offset by $5.0 million of non-operating charges related to the disposal of non-operating assets during the first nine months of 2000.

The consolidated effective income tax rate decreased to 106.1% during the first nine months of 2000 from 272.4% during the first nine months of 1999, as a result of higher losses reported during the first nine months of 2000, the effect of the asset tax (minimum tax) in Venezuela and our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years in Venezuela because of the uncertainty that we would have sufficient taxable income in the near term to offset against such benefits.

As a result of the foregoing, Panamco had a net loss for the first nine months of 2000 of $59.5 million, or $0.46 per share (basic and diluted), compared to a net loss of $51.5 million, or $0.40 per share (basic and diluted), during the first nine months of 1999.

Facilities reorganization charges. During the first nine months of 2000, Panamco began a company-wide reorganization program designed to improve productivity and strengthen the Company's competitive position in the beverage industry.

The program includes productivity initiatives to streamline Panamco's manufacturing infrastructure, consolidation of distribution centers and warehouses, and the termination of approximately 6,750 jobs across all levels of the Company.

For the nine months ended September 30, 2000, Panamco recorded a net one-time charge of $84.8 million, $79.9 million as facilities reorganization charges and $5.0 million as non-operating charges, reflecting the following items related to the Company's reorganization program:

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

2. Asset write-offs totaling $20.5 million, including $15.5 million of property, plant and equipment in all operating units and $4.5 million of obsolete bottles and cases, mainly in the Venezuelan unit's water jug business, and $0.5 million of cash charges related to the disposal of property, plant and equipment; and

3. Non-operating asset charges totaling $5.0 million, net related to the disposal of non-operating assets, including affiliated companies and land in some of the operating units.


As a result of the above, Panamcos income for the first nine months of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $60.3 million, net of the related tax benefit of approximately $24.6 million.


Regional Results

Mexico

Panamco Mexico reported an increase of 23.7% in net sales to $726.0 million for the nine months ended September 30, 2000, compared to $586.9 million during the same period of 1999. Soft drink sales increased 22.4% on volume growth of 5.7% to 214.7 million unit cases and a 28.3% price increase in dollar terms. Water volume grew 19.8% to 125.3 million unit cases, mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories. During the first nine months of 2000, Panamco Mexico maintained its strong soft drink share of sales of 80.5%.

Cost of sales as a percentage of net sales decreased to 44.4% for the first nine months of 2000 versus 47.5% for the same period of 1999, mainly due to continued cost savings in raw materials.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 40.3% for the first nine months of 2000 from 35.9% in the comparable period for 1999, mainly due to increased selling, general and administrative expenses as a result of higher sales commissions and increased administrative wages and benefits, higher depreciation expenses and facilities reorganization charges of $19.0 million or 2.6% as a percentage of net sales.

Operating income increased to $110.8 million for the first nine months of 2000 compared to $97.6 million during the same period of 1999. Cash operating profit increased 27.6% to $162.4 million from $127.2 million for the same period of 1999.

Net interest expense increased by 30.6% to $9.9 million for the first nine months of 2000 from $7.6 million in 1999 due to the issuance of an aggregate of $106 million in unsecured peso-denominated promissory notes in November of 1999 in a local debt offering.

Other income, net decreased to $0.2 million for the first nine months of 2000 from $5.2 million in 1999, due to a decrease in profit from the sale of property and equipment of $1.9 million, a decrease in contributions received from The Coca-Cola Company for capital expenditures of $1.6 million and non-operating charges of $1.7 million related to the disposal of non-operating assets.

The effective income tax rate for the period increased slightly to 33.2% from 32.6% in the prior year.

As a result of the foregoing, net income contributed by Panamco Mexico to the Company increased 5.5% to $63.9 million for the first nine months of 2000 compared to $60.6 million during the same period of 1999. Net income attributable to Panamco for the first nine months of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $13.5 million, net of the related tax benefit.


Brazil

Panamco Brasil, which operates in the Sao Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported a decrease of 3.3% in net sales to $356.3 million during the nine months ended September 30, 2000, compared to net sales of $368.3 million during the same period of 1999, primarily the result of a lower average price per beer sold, caused by increased direct sales made by Cervejarias Kaiser to the supermarkets, for which Panamco Brasil records the commissions as sales. Sales volume of soft drinks increased by 0.5%, to 169.0 million unit cases. Beer volume increased by 1.7% to 43.9 million unit cases and bottled water volume increased 7.5% to 9.9 million unit cases. During the first nine months of 2000, Panamco Brasil maintained a strong 55.9% total soft drink share of sales.

Cost of sales as a percentage of net sales decreased slightly to 61.0% for the first nine months of 2000 versus 61.3% for the same period of 1999. The decrease is primarily attributable to the reductions in the cost of raw materials and production labor and increased direct sales to supermarkets by Cervejarias Kaiser in Panamco Brasil territories.

Operating expenses, including facilities reorganization charges, as a percentage of net sales decreased to 37.4% for the first nine months of 2000 from 38.4% in the comparable period for 1999, mainly due to cost and expense reductions resulting from the Company's reorganization program.

Operating income increased 442.3% to $5.6 million during the first nine months of 2000 from $1.0 million during the same period of 1999, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 20.6% to $32.0 million from $26.6 million for the same period of 1999.

Net interest expense decreased by 8.3% to $10.0 million during the first nine months of 2000 versus $10.9 million for the same period of 1999, caused by less interest paid resulting from debt reduction.

Other expense, net decreased to $12.2 million during the first nine months of 2000 from $41.3 million for the same period of 1999, mainly as a result of a decrease in foreign exchange loss, which was $1.7 million for the first nine months of 2000 due to a 3.0% devaluation of the Brazilian real versus a $33.2 million foreign exchange loss in the first nine months of 1999 due to a 63.4% devaluation. Panamco Brasil also had non-operating charges of $1.0 million related to the disposal of non-operating assets during the first nine months of 2000.

The effective income tax benefit increased to 47.5% during the first nine months of 2000 from 27.9% for the same period of 1999, mainly due to favorable tax planning strategies.

As a result of the above, the net loss contributed to Panamco by Panamco Brasil decreased 76.3% to $8.6 million during the first nine months of 2000 from $36.4 million in the 1999 period. This net loss was impacted by facilities reorganization charges and non-operating charges totaling $8.1 million, net of the related tax benefit.


Colombia

Panamco Colombia, which operates throughout Colombia, reported net sales of $278.9 million for the nine months ended September 30, 2000, down 5.8% from the 1999 period. The revenue decline was mainly due to the devaluation of the Colombian peso and to a 12.3% decrease in water volume to 25.7 million unit cases, partially offset by a 0.6% increase in soft drink volume to 114.1 million unit cases. The water volume decrease was attributable to economic recession and price increases mainly in individual-size presentations. Panamco Colombia continued strengthening its position in the market, achieving a soft drink share of sales of 67.9% during the first nine months of 2000.

Cost of sales as a percentage of net sales decreased to 42.5% for the first nine months 2000 from 44.5% in the same period of 1999, as a result of cost savings in raw materials.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 58.4% during the first nine months of 2000 from 51.7% in the 1999 period, mainly due to Panamco's facilities reorganization charges of $18.2 million or 6.5% as a percentage of net sales.

Operating loss increased 122.7% to $2.6 million during the first nine months of 2000 from operating income of $11.3 million in the 1999 period, primarily as a result of lower sales and the facilities reorganization charges. Cash operating profit decreased 10.7% to $49.5 million from $55.4 million in the 1999 period.

Net interest expense increased slightly during the first nine months of 2000 to $3.0 million from $2.9 million in the 1999 period, due mainly to an increase in the average interest rate.

Other expense, net increased to $5.4 million for the nine months of 2000 from income of $1.8 million in the 1999 period, primarily due to non-operating charges of $2.5 million related to the disposal of non-operating assets and a $1.6 million provision for contingencies.

The effective income tax rate increased to 33.4% for the first nine months of 2000 from 21.1% in the 1999 period, primarily due to the recognition of tax credits recorded during the first quarter of 1999, which were not available in the 2000 quarter.

As a result of the above, net loss attributable to the Company from Panamco Colombia increased 193.4% to $7.2 million during the first nine months of 2000 from net income of $7.7 million in the 1999 period. This net loss was impacted by facilities reorganization charges and non-operating charges totaling $14.2 million, net of the related tax benefit.

Venezuela


Panamco Venezuela reported net sales of $371.4 million for the nine months ended September 30, 2000, down 0.2% from 1999. Devaluation of the Venezuelan bolivar was not fully offset by price increases in local currency for the nine month period. Total sales volume increased by 4.3% to 134.4 million unit cases, mainly offset by the difficult economic conditions in Venezuela. Panamco Venezuela's soft drink share of sales reached 68.5% during the first nine months of the year.

Cost of sales as a percentage of net sales increased slightly to 46.0% during the first nine months of 2000 from 45.1% during the same period in 1999, as a result of higher costs associated with the increase in sales of nonreturnable presentations.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 61.4% during the first nine months of 2000 from 55.8% in the 1999 period, mainly due to facilities reorganization charges of $30.9 million or 8.3% as a percentage of net sales, representing an increase of 5.9 points versus the first nine months of 1999.

Operating loss increased 746.4% to $27.6 million from $3.3 million for the first nine months of 1999, primarily as a result of the increase in facilities reorganization charges. Cash operating profit decreased 8.7% to $46.4 million from $50.8 million in the 1999 period.

Net interest expense increased during the first nine months of 2000 to $17.9 million from $12.8 million in 1999, mainly due to $2.0 million in costs incurred in a $120.0 million hedging contract entered into on July 18, 2000 and an increase in the average variable (LIBOR) interest rate.

Other income, net increased 44.6% to $3.2 million from $2.2 million for the first nine months of 1999, primarily due to recognition of a tax credit because of a favorable outcome of a claim and income received from sales of returned packaging materials, offset by provisions for legal contingencies related to prior years.

The effective income tax rate decreased to 8.5% during the first nine months of 2000 from 54.8% in 1999. The increased rate during the first nine months of 1999 was primarily due to the asset tax or minimum tax paid in Venezuela as a result of a net loss position before income taxes and our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years, because of the uncertainty that we would generate sufficient taxable income in the near term to offset against such benefits.

As a result of the above, net loss attributable to the Company from Panamco Venezuela increased 81.0% to $38.8 million during the first nine months of 2000 from $21.4 million in the 1999 period. The net loss attributable to Panamco for the first nine months of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $23.8 million, net of the related tax benefit.

Central America

Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $165.1 million for the nine months ended September 30, 2000, an increase of 5.1% from $157.1 million in 1999. The increase was attributable to price increases in dollar terms of approximately 5.5%, partially offset by volume decline of 0.2% to 54.2 million unit cases. Soft drink volume increased 1.3% to 51.8 million unit cases and water volume was down 27.1% to 2.0 million unit cases, due to a change in selling strategy for jug presentations. Panamco's share of sales increased to 94.1% in Costa Rica, 44.0% in Guatemala and 85.1% in Nicaragua during the first nine months of the year.

Cost of sales as a percentage of net sales decreased to 45.9% during the first nine months of 2000 from 46.8% in the same period of 1999, as a result of cost savings in raw materials.

Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 41.9% during the first nine months of 2000 from 40.6% during the same period of 1999, primarily as a result of higher sales and distribution expenses and facilities reorganization charges of $0.7 million or 0.4% as a percentage of net sales.

Operating income increased 1.5% to $20.1 million during the first nine months of 2000 from $19.8 million in the 1999 period, primarily as a result of higher sales and the initial benefits of the reorganization program. Cash operating profit remained flat at $33.3 million for the first nine months of 2000 compared to the 1999 period.

Net interest expense decreased to $0.7 million for the first nine months of 2000 from $1.5 million in the 1999 period, due to a decrease in net debt and improved financing conditions.

Other expense, net decreased to $1.4 million for the first nine months of 2000 from $4.6 million in the 1999 period, mainly as a result of lower foreign exchange losses in Nicaragua and Guatemala.

As a result of the above, net income contributed by Panamco Central America to the Company increased 47.2% to $14.1 million during the first nine months of 2000 from $9.6 million in the 1999 period. Net income attributable to Panamco for the first nine months of 2000 was impacted by facilities reorganization charges and non-operating charges totaling $0.5 million, net of the related tax benefit.


Liquidity and Capital Resources

At September 30, 2000, we had consolidated cash and cash equivalents of $147.4 million, a decrease of 3.4% compared to $152.6 million as of December 31, 1999. We have investments in bank deposits for $125.0 million and marketable bonds amounting to $37.5 million, which guarantee bank loans obtained by subsidiaries and are therefore classified as noncurrent investments.

Consolidated cash flow provided by operations was $207.9 million and $170.8 million for the nine months ended September 30, 2000 and 1999, respectively.

Total consolidated indebtedness was $1,273.3 million as of September 30, 2000, consisting of $830.0 million at the holding company level and $443.3 million of subsidiary indebtedness. Of the total debt, 86.6% is dollar denominated and 91.2% is long-term, with an average tenure of 3.1 years and average cost of debt before taxes of 9.2%.

On December 9, 1999, the Board of Directors authorized a share repurchase program for up to $100 million of our Class A common stock. We may repurchase shares in the open market as well as in privately negotiated transactions based on prevailing market conditions and other factors. We have repurchased 1,014,500 shares for $19.3 million at an average price per share of $19.05 since the beginning of the program in December 1999. During the nine months ended September 30, 2000, we repurchased 645,916 shares for an aggregate of $11.8 million at an average price per share of $18.22.

Total capital expenditures for the nine months ended September 30, 2000 were $96.5 million compared to $149.1 million for the nine months ended September 30, 1999. This decrease resulted primarily from reduced capital spending.

On May 25, 2000, Panamco Brasil entered into a $30 million interest rate swap hedging contract with Citibank, N.A. The contract includes a $10 million interest rate swap at 19.7% per year with a one year expiration date and a $20 million interest rate swap at 19.7% per year with a one and a half year expiration date.

On July 18, 2000, Panamco Venezuela entered into a $120 million cross-currency swap hedging contract with Citibank, N.A. The contract includes a three year $120 million currency swap, at U.S. LIBOR plus 4.05% per year, from the Japanese yen to the U.S. dollar, out of which $50 million was converted into Venezuelan bolivar, bearing interest at 29.5%, with a repricing option every six months.

In July 2000, Panamco Colombia issued unsecured promissory notes in local currency equivalent to $32 million. These notes include a $15 million issuance with a five year maturity and bearing interest at DTF (Colombian borrowing rate) plus 2.75% and a $17 million issuance with a seven year maturity and bearing interest at DTF plus 2.90% of which both issuances pay interest quarterly. The proceeds from the debt issue were used to pay U.S. dollar denominated debt.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the nine months ended September 30, 2000. For a discussion of our exposure to market risk, refer to Item 9A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 20-F for the year ended December 31, 1999.

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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

As previously reported on the Company's Current Report on Form 8-K filed October 12, 2000, on October 6, 2000, the Company announced the appointment of William
G. Cooling as Chairman and Chief Executive Officer and Henry A. Schimberg as Vice Chairman. The Company also announced the retirement of Chairman and Chief Executive Officer Francisco Sanchez-Loaeza who has served the Company for 20 years, the last seven in his most recent capacity.

As previously reported on the Company's press release dated November 1, 2000, the Company is performing a comprehensive analysis of its cost structure as well as its tangible and intangible assets, and will provide further guidance on the fourth quarter of 2000 and for the 2001 year following the completion of this analysis. This analysis is expected to be completed in December 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits - None.

(b) Reports on Forms 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000                     PANAMERICAN BEVERAGES, INC.
                                      (REGISTRANT)

                                      By: /s/ Paulo J. Sacchi
                                          --------------------
                                          Paulo J. Sacchi
                                          Senior Vice President
                                          Chief Financial Officer and Treasurer
                                          (On behalf of the Registrant and as
                                          Chief Accounting Officer)