Form 10-K
period 2000-12-31
PANAMERICAN BEVERAGES INC
filed 2001-04-02
CIK 911360

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                       COMMISSION FILE NUMBER 1-12290

                        PANAMERICAN BEVERAGES, INC.
           (Exact name of registrant as specified in its charter)

       Republic of Panama                          Not Applicable
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                            c/o Panamco, L.L.C.
                        701 Waterford Way, Suite 800
                               Miami, Florida
                  (Address of principal executive offices)

                                   33126
                                 (Zip code)

     Registrant's Telephone Number, including area code: (305) 856-7100

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class:                           on which registered:
        --------------------                           ---------------------
Class A Common Stock, $0.01 par value per share       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting and non-voting stock common stock held by non-affiliates of the registrant was $2,038,757,633 (computed by reference to the closing price as of March 26, 2001).

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of March 26, 2001 were:

Class A Common Stock:               119,002,164
Class B Common Stock:                 8,888,432
Class C Preferred Stock:                      2

                             TABLE OF CONTENTS

                                                                          Page

                Part I

Item 1.  Business
           o Overview.....................................................  1
           o Corporate Structure..........................................  2
           o Our Franchise Territories....................................  4
           o Beverages and Packaging......................................  5
           o Soft Drink Sales Share.......................................  9
           o Sales, Distribution and Marketing............................  9
           o Raw Materials and Supplies................................... 13
           o Production................................................... 15
           o Competition.................................................. 15
           o Employees.................................................... 16
           o Franchise Arrangements....................................... 17
           o Government Regulation........................................ 18
           o Political, Economic and Social Conditions in Latin America... 19
           o Currency Devaluations and Fluctuations....................... 22

Item 2.  Properties....................................................... 23
Item 3.  Legal Proceedings................................................ 24
Item 4.  Submission of Matters to a Vote of Security Holders.............. 25

         Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.......................................................... 26
Item 6.  Selected Financial Data.......................................... 32
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation............................... 34
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....... 58
Item 8.  Financial Statements and Supplementary Data...................... 60
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure........................... 60

         Part III

Item 10. Directors and Executive Officers of the Registrant............... 61
Item 11. Executive Compensation........................................... 66
Item 12. Security Ownership of Certain Beneficial Owners and Management... 71
Item 13. Certain Relationships and Related Transactions................... 75

         Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..78

         Signatures........................................................82

                                   PART I

ITEM 1.  BUSINESS

OVERVIEW

     Panamerican Beverages, Inc. ("Panamco" or the "Company") is the largest soft drink bottler in Latin America and one of the world's largest bottlers of the soft drink products of The Coca-Cola Company ("The Coca-Cola Company" or "Coca-Cola"). In 2000, our sales accounted for approximately 5% of the worldwide unit case volume of soft drink sales of The Coca-Cola Company, or the equivalent of one bottle in every case. Our 2000 sales represented approximately 21% of the Latin American unit case volume of The Coca-Cola Company's soft drink products. Sales of products of The Coca-Cola Company accounted for approximately 89% of our net sales in 2000.

     We have almost a 60-year bottling relationship with The Coca-Cola Company. On November 1, 1995, The Coca-Cola Company designated Panamco an "anchor bottler", making us one of their strategic partners in The Coca-Cola Company's worldwide bottling system. The Coca-Cola Company has been a stockholder of our company since 1993 and today beneficially owns approximately 24% of our common stock. The Coca-Cola Company has two representatives on our Board of Directors.

     We operate in diverse markets in Latin America. We operate in:

     o Mexico
       A substantial part of central Mexico (excluding Mexico City),

     o Brazil
       Greater Sao Paulo, Campinas, Santos and part of Mato Grosso do Sul in Brazil,

     o Colombia
       Most of the Country,

     o Costa Rica
       All of the Country,

     o Venezuela
       All of the Country,

     o  Nicaragua
        All of the Country, and

     o Guatemala
       Guatemala City and surrounding areas.

     These territories have an aggregate population of approximately 122 million people, or about 24% of the total population of Latin America. Within these territories, we have the exclusive right to produce and distribute substantially all of The Coca-Cola Company's soft drink products. We also produce and distribute a variety of flavored soft drinks and bottled water products under licensed and proprietary trademarks in select territories, including Canada Dry products in Costa Rica and Schweppes products in Venezuela. We distribute Kaiser and Heineken beers in our franchise territories in Brazil. We also have the right to distribute Regional beer throughout most of Venezuela, which we began distributing in the northeast of Venezuela in early 1999.

     Our business began in 1941, when Albert H. Staton, Sr., and a group of investors acquired a core of the franchised bottling operations of The Coca-Cola Company in Mexico. We were incorporated in Panama in 1945 as successor to a Mexican company through which the business was initially conducted. By expanding into other Latin American markets, we have been able to diversify, in part, our business risk. In 1944 and 1945, we expanded our operations to Colombia and Brazil, respectively. In 1950, we acquired The Coca-Cola Company's bottling franchise for the Sao Paulo territory. Since then, our operating units have acquired additional bottling franchises within their respective countries. We entered the Costa Rican market in 1995, both the Venezuelan market and the Nicaraguan market in 1997 and the Guatemalan market in 1998.

     At the end of the first quarter of 2000, we moved our principal executive offices from Mexico City to Miami, Florida.



CORPORATE STRUCTURE

HOLDING COMPANY STRUCTURE

     We are a holding company and conduct our operations through tiers of subsidiaries. The following chart shows our corporate structure and ownership interest in our country level holding companies and describes their interests in their bottling subsidiaries as of December 31, 2000:


                                  PANAMCO

-------------------- ----------------- ----------------- -----------------  ----------------  ----------------  ----------------
        98%                98%               97%               100%              70%*              100%              100%
      Panamco            Panamco           Panamco           Panamco            Panamco           Panamco           Panamco
      Mexico              Brasil           Colombia         Venezuela         Costa Rica         Nicaragua         Guatemala
-------------------- ----------------- ----------------- -----------------  ----------------  ----------------  ----------------

  Panamco Mexico
 owns between 86%        Panamco           Panamco
  and 99% of its          Brasil        Colombia owns        Panamco         Panamco Costa        Panamco           Panamco
     bottling          effectively      65% of one and    Venezuela owns     Rica owns100%       Nicaragua         Guatemala
 subsidiaries and    owns100% of its   100% of four of     100% of its          of its          owns100% of       owns100% of
 also owns 30% of        bottling        its bottling        bottling          bottling        its bottling      its bottling
Panamco Costa Rica.    subsidiary.      subsidiaries.      subsidiary.        subsidiary.       subsidiary.       subsidiary.
-------------------- ----------------- ----------------- -----------------  ----------------  ----------------  ----------------

---------------------
* Panamco Mexico owns 30% of Panamco Costa Rica.

     As a holding company, our ability to pay operating expenses, any debt service obligations and dividends primarily depends upon receipt of sufficient funds from our majority-owned subsidiaries, which are in turn dependent upon receipt of funds from their majority-owned subsidiaries. See "Item 5. -- Market for Registrant's Common Equity and Related Stockholder Matters -- Exchange Controls and Other Limitations Affecting Security Holders" for a discussion of limitations imposed by exchange control laws on the payment of dividends. At present, Mexico (since the beginning of 1999) and Costa Rica impose withholding taxes of approximately 7.6% and 15%, respectively, on dividends paid to us by domestic subsidiaries. In addition, Brazil imposes a basic withholding tax of 15% on dividends paid to us by domestic subsidiaries that are derived from earnings generated prior to January 1, 1996. The payment of dividends by our subsidiaries is also subject in certain instances to statutory restrictions or restrictive covenants in debt instruments and is contingent upon the earnings and cash flow of, and permitted borrowings by, such subsidiaries. In addition, the minority shareholders in less than wholly owned subsidiaries receive a pro rata portion of all dividends paid by those subsidiaries.

SUBSIDIARY OPERATIONS

     MEXICO

     We own approximately 98% of the capital stock of Panamco Mexico, S.A. de C.V. ("Panamco Mexico"), a Mexican corporation that in turn owns interests ranging from 86% to 99% in five bottling subsidiaries that own and operate eight soft drink bottling plants and two water bottling plants in Mexico. Panamco Mexico also owns majority and minority interests in companies that produce materials and equipment used in the production and distribution of soft drinks. Panamco Mexico and its consolidated subsidiaries are collectively referred to herein as "Panamco Mexico". In December 2000, Panamco Mexico acquired 29% of the capital stock of Embotelladora Panamco Costa Rica, S.A. ("Panamco Costa Rica"). Panamco Costa Rica produces, distributes and sells The Coca-Cola Company's products and distributes and sells Canada Dry products in Costa Rica. Panamco Costa Rica owns and operates one bottling plant. Panamco Costa Rica also owns a plastics business.

     BRAZIL

     We indirectly own approximately 98% of the capital stock of Refrescos do Brasil S.A. ("Panamco Brasil"), a Brazilian holding company that through subsidiaries owns a bottling subsidiary that, in turn, owns and operates two bottling plants in Brazil, including our state-of-the-art facility in Jundiai and owns an 11.6% interest in the Kaiser beer brewery. In order to compete more aggressively with Antarctica and Brahma, in 1983 The Coca-Cola Company, together with Panamco Brasil, other Brazilian bottlers of products of The Coca-Cola Company and the Heineken Beer Company, established Cervejarias Kaiser, S.A. ("Kaiser"). Between 1995 and 1998 Panamco Brasil increased its interest in Kaiser to 11.6% in connection with its acquisition of all of the capital stock of Refrigerantes de Santos, S.A. ("Santos") and the shares of Kaiser owned by Santos. Panamco Brasil also has facilities that produce equipment used in the distribution of soft drinks. In September 1998, we acquired all the capital stock of the Brazilian bottler, Refrigerantes do Oeste S.A. ("R.O.S.A."). R.O.S.A. produces, distributes and sells The Coca-Cola Company's products in the western central part of Brazil in the state of Matto Grosso do Sul. Panamco Brasil and its consolidated subsidiaries are collectively referred to herein as "Panamco Brasil".

     COLOMBIA

     We own approximately 97% of the capital stock of Panamco Colombia, S.A. ("Panamco Colombia"), a Colombian corporation that owns interests ranging from 65% to 100% in subsidiaries that own and operate an aggregate of 18 bottling plants and own majority and minority interests in corporations that produce materials and equipment used in the production and distribution of soft drinks such as Friomix del Cauca, a cold equipment building company. Panamco Colombia and its consolidated subsidiaries are collectively referred to herein as "Panamco Colombia".

     VENEZUELA

     In May 1997, we acquired all the capital stock of Embotelladora Coca-Cola y Hit de Venezuela S.A. ("Panamco Venezuela") (the "Venezuela Acquisition"). Panamco Venezuela, through its subsidiaries (the "Venezuelan Bottlers"), produces, distributes and sells products of The Coca-Cola Company and other soft drink products throughout Venezuela. Panamco Venezuela owns and operates 13 bottling plants. We also acquired the right to distribute Regional beer throughout Venezuela, which we began distributing in the northeast of Venezuela in 1999. Panamco Venezuela and the Venezuelan Bottlers are collectively referred to herein as "Panamco Venezuela".

     CENTRAL AMERICA

     Costa Rica. We own all the capital stock (71% directly and 29% indirectly through Panamco Mexico) of Embotelladora Panamco Costa Rica, S.A. ("Panamco Costa Rica"). Panamco Costa Rica produces, distributes and sells The Coca-Cola Company's products and distributes and sells Canada Dry products in Costa Rica. Panamco Costa Rica owns and operates one bottling plant. Panamco Costa Rica also owns a plastics business. We acquired these operations in 1995 and 1996.

     Nicaragua. In August 1997, we acquired all the capital stock of Embotelladora Milca, S.A. ("Panamco Nicaragua"). Panamco Nicaragua produces, distributes and sells The Coca-Cola Company's products, and other soft drink products, throughout Nicaragua.

     Guatemala. In March 1998, we acquired all the capital of Embotelladora Central, S.A. ("Panamco Guatemala"). Panamco Guatemala produces, distributes and sells The Coca-Cola Company's products, and other soft drink products in Guatemala City and surrounding areas.

     Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala are collectively referred to as "Panamco Central America".


OUR FRANCHISE TERRITORIES

     We have exclusive rights under our bottling agreements with The Coca-Cola Company to bottle and distribute soft drinks and water in all of the territories in which we operate. We market all our other soft drink, bottled water, beer products and other beverages only within our franchise territories. The countries where we operate and our franchise territories are shown below:



                             [MAP OMITTED]

MEXICO

     Our Mexican territories consist of the states of Guanajuato, Puebla, Tlaxcala, Michoacan and most of Veracruz, an area which has an aggregate population of more than 19 million people, or about 19% of the total population of the country.

BRAZIL

     Our Brazilian territories, with a population of approximately 27 million people or about 16% of the total population of the country, consist of greater Sao Paulo, the third largest metropolitan area in the world, the contiguous area of greater Campinas, the adjacent coastal areas of Santos, and Mato Grosso do Sul.

COLOMBIA

     Our Colombian territory covers approximately 94% of the population of that country with a population of approximately 40 million people, and includes all major cities.

VENEZUELA

     We are the only company with the right to distribute The Coca-Cola Company's products in Venezuela, which has a population of about 23 million people.

CENTRAL AMERICA

     We are the only company that has the right to distribute The Coca-Cola Company's products in Costa Rica, with a population of approximately 3.8 million people, and in Nicaragua with a population of approximately 4.8 million people. Our Guatemalan territory, which has a population of about 5.4 million people, covers 47% of the population of that country, which includes Guatemala City.


BEVERAGES AND PACKAGING

OUR PRODUCTS

     We produce or distribute colas, flavored soft drinks, non carbonated flavored drinks, bottled drinking water and beer. We produce and distribute Coca-Cola products and our own proprietary brands. In 2000, 88.8% of the products we sold were products of The Coca-Cola Company.

     We distribute two types of bottled water products: purified water and mineral water. Purified water is prepared in a similar manner to the water utilized in the soft drink manufacturing process. Mineral water is obtained from springs and wells. We distribute mineral water under our own proprietary trademarks, which include Risco in Mexico, Manantial in Colombia, Crystal in Brazil and Shangri-la in Guatemala, and we distribute purified water under the trademarks Risco in Mexico, Club K, Santa Clara and Soda Clausen in Colombia, Nevada in Venezuela, Alpina in Costa Rica and Milca Soda in Nicaragua.

     In Brazil we distribute both Kaiser and Heineken beers and in Venezuela the Regional trademark.

     Proprietary Trademarks. We produce and distribute flavored soft drinks under our own proprietary trademarks, including "Club K", "Club Soda" and "Premio" in Colombia and "Super 12" in Costa Rica. We produce and distribute bottled waters under our own proprietary trademarks including "Risco" in Mexico, "Crystal" in Brazil, "Manantial", "Premio", "Soda Clausen" and "Santa Clara" in Colombia, "Alpina" in Costa Rica and "Shangri-la" in Guatemala.

     The beverage products we produce or distribute and that accounted for nearly all of our sales in the period ending December 31, 2000 are listed below:

----------------------------------------------------------------------------------------------------------------------------
  PANAMCO MEXICO    PANAMCO BRASIL   PANAMCO COLOMBIA PANAMCO VENEZUELA     PANAMCO      PANAMCO NICARAGUA     PANAMCO
                                                                           COSTA RICA                         Guatemala
----------------------------------------------------------------------------------------------------------------------------
COCA-COLA SOFT     COCA-COLA SOFT    COCA-COLA SOFT   COCA-COLA SOFT    COCA-COLA SOFT   COCA-COLA SOFT    COCA-COLA SOFT
DRINK PRODUCTS:    DRINK PRODUCTS:   DRINK PRODUCTS:  DRINK PRODUCTS:   DRINK PRODUCTS:  DRINK PRODUCTS:   DRINK PRODUCTS:
Coca-Cola          Coca-Cola         Coca-Cola        Coca-Cola         Coca-Cola        Coca-Cola         Coca-Cola
Coca-Cola Light    Coca-Cola Light   Coca-Cola Light  Coca-Cola Light   Coca-Cola Light  Coca-Cola Light   Coca-Cola Light
Sprite             Sprite            Sprite           Hit Naranja       Sprite           Sprite            Fanta
Sprite Light       Diet Sprite       Fanta            Hit Pina          Fanta            Fanta             Sprite
Fanta Orange       Fanta             Quatro           Hit Uva           Fresca           Fresca            Lift
Fanta              Diet Fanta        Lift             Hit Manzana       Lift
   Strawberry      Simba                              Hit Kola                           BOTTLED WATER:    BOTTLED WATER:
Fresca             Tai               OTHER SOFT       Hit Parchita      OTHER SOFT       Kinley Soda       Shangri-la*
Lift               Diet Tai          DRINKS:          Grapette Uva      DRINKS:          Canada Dry
Delaware Punch     Kuat              Roman**          Grapette Kola     Canada Dry          Club Soda      OTHER PRODUCTS:
                   Kinley Tonic      Premio*          Grapete              Ginger Ale**        Alpina      Hi-C
BOTTLED WATER:     Water             Club Soda*          Naranja        Super 12*                          Powerade
Risco*             Kinley Club Soda                   Grapete Pina                       OTHER PRODUCTS:
                   Fanta Uva         BOTTLED WATER:   Quatro            BOTTLED WATER:   Hi-C
OTHER PRODUCTS:                      Manantial*       Frescolita        Canada Dry       Kapo
Keloco*            BOTTLED WATER:    Club K*          Chinotto             Club Soda**
Beat               Crystal*          Soda Clausen*    Chinotto Light    Canada Dry
                                     Santa Clara*                          Quinada**
                   BEER:                              OTHER SOFT        Alpina*
                   Kaiser**                           DRINKS:
                   Kaiser Light**                     Soda Schweppes**  OTHER PRODUCTS:
                   Kaiser Bock**                      Aguakina          Powerade
                   Kaiser Gold**                      Schweppes**
                   Kaiser Summer
                   Draft**                            BOTTLED WATER:
                   Heineken**                         Nevada

                                                      OTHER PRODUCTS:
                                                      Malta Regional**
                                                      Nestea**

                                                      BEER:
                                                      Regional**

---------------------
Unless otherwise indicated,  products are proprietary to The Coca-Cola
Company.

*  Proprietary to Panamco
** Products licensed from third parties

The following chart shows the allocation of our net sales during 2000 among the products described above:


     --------------------------------
     [ ] Coca-Cola 61%
     [ ] Other Coca-Cola Products 26%
     [ ] Other Soft Drinks 2%                [PIE CHART OMITTED]
     [ ] Bottled Water 7%
     [ ] Beer 3%
     [ ] Other Products 1%
     --------------------------------


     The estimated annual per capita consumption for 2000, 1999 and 1998 for our soft drinks in each of our franchise territories is as follows:

                PANAMCO   PANAMCO    PANAMCO       PANAMCO       PANAMCO       PANAMCO       PANAMCO
                MEXICO    BRASIL     COLOMBIA     VENEZUELA    COSTA RICA     NICARAGUA     GUATEMALA
                ------    ------     --------     ---------    ----------     ---------     ---------

2000........    369.0     207.0       91.0          154.0         174.0         112.0          86.0
1999........    349.1     214.3       91.4          153.6         180.8         112.0          87.0
1998........    340.4     213.5      113.0          202.3         186.6         112.1          79.2

-------------------------
Source: We have compiled the share of sales information contained herein based upon several sources. To determine the portion of a given market represented by our sales, we utilize, in certain instances, data supplied by A.C. Nielsen, The Coca-Cola Company and other third-party sources. In certain territories, we also periodically conduct our own surveys by sampling retail customers' weekly purchases and inventory levels. The methodologies of different surveys are not identical and referenced competitors' franchise areas do not exactly correspond to ours. Although management believes the information obtained in this fashion is reliable, we make no representation or warranty, express or implied, as to the accuracy or completeness of the industry sales share data and volume data, or per capita consumption data contained herein.

     The following table shows our net sales in thousands of dollars and by percentage of total net sales by territory and product for the periods indicated:

                                             2000                        1999                          1998
                                    --------------------------------------------------------------------------------
                                      TOTAL       PERCENTAGE   TOTAL       PERCENTAGE   TOTAL        PERCENTAGE
                                       NET         OF TOTAL     NET         OF TOTAL     NET          OF TOTAL
                                    SALES (1)     NET SALES    SALES (1)   NET SALES    SALES (1)    NET SALES
                                    ---------     ---------    ---------   ----------   ---------    ----------
Panamco Mexico
  Total products of
    The Coca-Cola Company........   $ 872,336       33.6%      $ 718,980      29.8%     $ 586,964       21.2%
  Total other soft drinks........      10,540        0.4           7,842       0.3          4,306        0.1
  Total bottled water............      91,970        3.5          68,350       2.8         47,211        1.7
                                    ---------      ------      ---------     ------     ---------       -----
    Total Panamco Mexico.........     974,846       37.5         794,812      32.9        638,481       23.0

                                             2000                        1999                          1998
                                   ---------------------------------------------------------------------------------
                                     TOTAL        PERCENTAGE   TOTAL       PERCENTAGE   TOTAL        PERCENTAGE
                                     NET          OF TOTAL     NET         OF TOTAL     NET          OF TOTAL
                                    SALES (1)     NET SALES    SALES (1)   NET SALES    SALES (1)    NET SALES
                                   -----------    ---------    ---------   ----------   ---------    ----------

Panamco Brasil (2)
   Total products of
      The Coca-Cola Company......     403,098       15.5          389,449     16.1         653,738     23.6
   Total bottled water...........      16,976        0.7           14,715      0.6          19,050      0.7
   Total beer....................      76,414        2.9           96,519      4.0         225,163      8.1
                                   ----------       ----       ----------   ------      ----------    -----
      Total Panamco Brasil.......     496,488       19.1         500,683      20.7         897,951     32.4

 Panamco Colombia
   Total products of
      The Coca-Cola Company......     332,354       12.8          337,333     13.9         422,075     15.2
   Total other soft drinks.......      25,051        1.0           26,224      1.1          31,763      1.1
   Total bottled water...........      29,315        1.1           33,457      1.4          41,974      1.5
                                   ----------       ----       ----------    -----      ----------    -----
      Total Panamco Colombia.....     386,720       14.9          397,014     16.4         495,812     17.8

Panamco Venezuela
   Total products of
      The Coca-Cola Company......     457,839       17.6          493,671     20.4         536,322     19.3
   Total other soft drinks.......      24,340        0.9           16,051      0.7          14,355      0.5
   Total beer....................      33,674        1.3            2,570      0.1              --       --
                                   ----------       ----       ----------    -----      ----------    -----
      Total Panamco Venezuela         515,853       19.8          512,292     21.2         550,677     19.8

Panamco Central America (3)
   Total products of
      The Coca-Cola Company......     203,401        7.8          193,102      8.0         173,672      6.3
   Total other soft drinks.......      13,393        0.5           10,573      0.5          10,183      0.4
   Total bottled water...........       8,708        0.4            8,399      0.3           6,500      0.2
                                   ----------       ----       ----------    -----      ----------    -----
      Total Panamco
         Central America.........     225,504        8.7          212,074      8.8         190,355      6.9


   Total consolidated net sales..  $2,599,411      100.0%      $2,415,817    100.0%     $2,773,276    100.0%
                                   ==========      =====       ==========    =====      ==========    =====

------------------------------------

(1) Net sales are reflected in U.S. dollars translated at the average official rates of exchange during the periods shown.
(2)  Data for 1998 includes four months of operations of R.O.S.A.
(3) Data for 1998 includes net sales of Panamco Costa Rica and Panamco Nicaragua and nine months of operations of Panamco Guatemala.


PACKAGING

     A majority of our sales are made in returnable glass or plastic bottles. Recently, we have increased the distribution of nonreturnable presentations, particularly in Mexico and Brazil. In 2000, 48.9% of our products were packaged in nonreturnable presentations compared to 51.9% in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Our beverages are available in returnable presentations in different package types including returnable PET bottles and glass bottles. Our nonreturnable presentations include cans, nonreturnable glass and plastic bottles and plastic bags.

SOFT DRINK SALES SHARE

     Soft drink sales represented 88.5% of our total 2000 sales. Soft drink products are classified as either colas or other flavored soft drinks. Of our total soft drink sales in 2000, the cola segment represented approximately 69.4% of our total soft drink sales.


SALES, DISTRIBUTION AND MARKETING

SALES

     By selling our beverage products directly to 1,071,166 points of sale, we believe we have one of the largest operations for the distribution of consumer goods in Latin America. This network serves traditional small stores (including small grocery stores, kiosks and roadside stands), supermarkets, restaurants, bars, schools, businesses and distributors, with a total of 196,993 points of sale in Mexico, 147,562 in Brazil, 392,327 in Colombia, 208,237 in Venezuela, 34,278 in Costa Rica, 42,673 in Nicaragua and 49,096 in Guatemala as of December 31, 2000. The mix of sales to these particular types of outlets varies by country and is a function of the economics, demographics and other characteristics of each franchise area.

     The following table sets forth our sales volume as a percentage of total sales volume of on- and off-premises consumption in each country where we operate as of the end of 2000.

                         2000 PERCENTAGE                       2000 PERCENTAGE
                            OF TOTAL                              OF TOTAL
                          SALES VOLUME                          SALES VOLUME
                         ---------------                       ---------------

 PANAMCO MEXICO                          PANAMCO COSTA RICA

   Off-premises sales.......  78.0%        Off-premises sales.......  71.0%
   On premises sales........  22.0%        On premises sales........  29.0%
                             ------                                  ------
      Total................. 100.0%           Total................. 100.0%

 PANAMCO BRASIL                          PANAMCO NICARAGUA

   Off-premises sales.......  81.5%        Off-premises sales.......  88.9%
   On premises sales........  18.5%        On premises sales........  11.1%
                             ------                                  ------
      Total................. 100.0%           Total................. 100.0%

 PANAMCO COLOMBIA                        PANAMCO GUATEMALA

   Off-premises sales.......  47.8%        Off-premises sales.......  13.4%
   On premises sales........  52.2%        On premises sales........  86.6%
                             ------                                  ------
      Total................. 100.0%           Total................. 100.0%

 PANAMCO VENEZUELA

   Off-premises sales.......  67.3%
   On premises sales........  32.7%
                             ------
      Total................. 100.0%


     Most of our sales are made to four types of outlets: Mom and Pop stores, supermarkets, restaurants and bars as well as schools and offices. At such outlets we generally sell soft drinks, bottled water and beer (in Brazil and the northeast of Venezuela) for either on-premises or off-premises consumption. A majority of the products we sell are sold through traditional small stores, supermarkets or other types of outlets for off-premises consumption. Products we sell for on-site consumption at traditional small stores, restaurants, bars, fast food outlets and similar locations represent the balance of our sales volume.

     Consumers typically prefer soft drinks served cold for on-premises consumption. In certain cases, particularly in Mexico, consumers prefer to purchase cold soft drinks for off-premises consumption as well. As described below, in each of our franchise territories we have programs to place our beverage coolers, post-mix dispensers and vending machines at points of sale for our products to make chilled products available to the consumer. We loan or sell and provide financing for such merchandising equipment. Loaned equipment must be used exclusively for Panamco products.

     In addition to bottled presentations, we sell soft drinks in both pre-mix and post-mix form. Soft drinks sold in pre-mix form consist of syrup for use in dispensers at retail outlets that add carbonated water. Soft drinks sold in post-mix form consist of the final carbonated product in stainless steel and other pressurized canisters for use in dispensers at retail outlets.

     While most sales are on a cash basis, sales to certain customers such as major supermarkets, fast food restaurants and convenience store chains, are made on a credit basis with terms generally of 40 days on a consolidated basis. Credit sales represented approximately 20% of total sales in 2000 and 1999. Credit sales are most significant in Brazil and Costa Rica, where they represented 52.0% and 43.0%, respectively, of 2000 sales in each country.

DISTRIBUTION

     We have developed extensive product delivery and container retrieval systems to maintain sales levels at each of our points of sale. By actively managing our distribution routes, we seek to ensure that deliveries are made when our clients (retailers) have the space and funds available to purchase our beverage products. Distribution is also critical in Latin America because the majority of soft drink products are sold in returnable bottles. We must regularly collect empty bottles from retailers and return them to our bottling plants. Distribution is primarily carried out by our employees and is supplemented by a network of independent distributors.

     We have located and designed our production and distribution facilities based upon local factors including population concentration, topography, quality of roads and availability and efficiency of communications. In territories with large, industrial cities, such as greater Sao Paulo, we operate a smaller number of large distribution centers and often integrate distribution and bottling capabilities at the same facility. In rural areas, such as most of Colombia and Venezuela and parts of Mexico, Costa Rica, Nicaragua and Guatemala, we use a larger number of small bottling plants and warehouses.

     We use two principal delivery methods depending upon local conditions: the traditional route truck system and the pre-sell method. In Mexico, most of Colombia, Venezuela and Nicaragua, the route truck system is widely used, in which salesmen drive delivery trucks on pre-established routes and make immediate sales from inventory available on the route truck. For all sales in Brazil, most of Costa Rica and in certain cities in Colombia, Mexico, Guatemala and Venezuela, we utilize the pre-sell system, in which a separate sales force obtains orders from customers prior to the time of delivery by route trucks. Use of the pre-sell system enables us to utilize our route trucks more efficiently, delivering all of their freight capacity and at the same time providing us real time information about the product and presentation needs of our clients. The traditional system maximizes sales to customers with less sophisticated cash management systems. We also employ a system of bicycles, carts and small trucks for smaller clients to provide flexible and fast deliveries within urban areas.

     In order to more effectively respond to the needs of our clients and to help us better manage our inventories we have computer systems in place in each of our franchise territories. We have also equipped our sales force with handheld computers to provide us with real time information about the product and presentation needs of our clients.

MARKETING

     Market segmentation has given rise to preferences on the part of consumers for a variety of presentations. Income level, substitutes, pricing and any other factors affect consumer preferences. In all our territories we attempt to adapt our product presentations and distribution to each market and to the individual clients and consumers within our territories in terms of the space available for product display, point-of-sale material, advertising and delivery methods. In order to maximize sales and per capita consumption of our products, we continually examine sales data in an effort to develop a mix of product presentations that will best satisfy consumers and provide our clients with the most effective product mix. We also employ a variety of marketing techniques in each of our franchise territories to increase our share of sales, penetration and per capita consumption. The major programs and policies in place at each of our subsidiaries are described below.

     MEXICO

     During 2000, Panamco Mexico continued its cold product equipment placement program. At December 31, 2000, there were approximately 66.4 units for every 10,000 people within our franchise territory. Panamco Mexico, through its merchandizing club, provides training to its clients on its merchandizing standards and display methods to ensure that our products receive the best and most appropriate presentation.

     During 2000, Panamco Mexico consolidated its "100 Meters Program", which focuses on nontraditional, immediate consumption channels. Since the initiation of the program in 1996, Panamco Mexico has increased its share of sales by 9.0 basis points and has expanded its client base in urban centers. Per capita consumption has increased 27.2%. As part of the "100 Meters Program", Panamco Mexico created a number of parallel programs, including the "Restaurant" plan, the "School" plan and the "Liquor Stores" plan. Under the Restaurant plan, Panamco Mexico has been placing fountain equipment in local traditional and fast-food restaurants. This gives our consumers immediate access to our products. Under the School plan, Panamco Mexico provides our products to young consumers in the schools creating brand preference at an early age with innovative packaging. The Liquor Stores plan takes advantage of the popularity of grapefruit-flavored soft drinks in the liquor stores segment with strong merchandising and alluring point-of-sale material designed to create preference for the Fresca brand.

     Panamco Mexico continues to develop its marketing through "fondas", or traditional Mexican small family-run restaurants, by placing coolers, fountain equipment and tailored point-of-sale materials--menu boards, napkin holders, place mats and wall mosaics--with The Coca-Cola Company logo to entice consumers to drink Coca-Cola soft drinks with their meals.

     In order to increase volume and perception of value among clients and consumers, Panamco Mexico selectively provides particular brands, packages and sizes and applies tailored pricing tactics in each of its channels based on the preferences of the consumers in the area.

     To maintain the quality of its distribution system reliability of its deliveries, Panamco Mexico continues to modernize its vehicle fleet and optimize delivery routes.


     BRAZIL

     In Brazil our marketing efforts were primarily focused on our "new packages and presentations" programs that were introduced during the year. The new presentations were strategically focused on certain trade channels and points of sale supporting the consumer desire for new packages that appeal to different consumption occasions. The most significant package launches were the 1.5 liter and the 2.5 liter presentations, as well as the multipacks for cans. Cold equipment continued to support our ready-to drink program. The number of units of cold product equipment we have in the Brazilian market are 31.7 units per 10,000 inhabitants in our franchise territory.

     As part of our "Cold Equipment Program" in Brazil we have developed the "At-Hand Consumption" and "Closed Market" programs to stimulate impulse consumption by maximizing the availability of our cold products everywhere people gather. In accordance with these programs; Panamco Brasil is developing new outlets and equipping them with the appropriate cold product equipment, point-of-sale material and products to maximize sales. The "Closed Market" program focuses on certain "closed" markets such as schools, clubs and factories.

     During the first half of 2000, the Company continued with its promotional pricing strategy that alternated prices of our products every two weeks depending on the channels or on the product (colas or flavors) for our 2 liter PET presentation. The program came to an end in June and since then, thanks to its packaging and product strategy, the Company has sustained its share of sales at 55.7% of the soft drink market.

     COLOMBIA

     To ensure that both traditional and nontraditional outlets are able to provide cold, ready-to-drink products, Panamco Colombia continues its cold product equipment program. During 2000, Panamco Colombia reached a total of
45.2 coolers for every 10,000 people in our franchise territory. Panamco Colombia currently provides cold products in 47% of its outlets.

     As a result of our cold equipment strategy, our different marketing promotions and a strong execution in the market place, our soft drink share of sales increased to a new record of 68.5%, an increase of 1.8 points.

     In addition to our marketing programs, Panamco Colombia has a distribution strategy called the "Mini-Bodegas" (small shopkeepers) program, designed to supply our products to hard-to-reach areas without increasing distribution costs. Through this program, Panamco Colombia distributes products to small shopkeepers who, in turn, deliver products to crowded, hard-to-reach neighborhoods.

     Panamco Colombia's "At-Hand Consumption" program strategically places ambulatory vendors carrying cold Coca-Cola products everywhere people gather.

     The "School" program is geared towards creating brand preference and increased purchases in schools through innovative packaging and presentations.

     Panamco Colombia also trains its clients on how to use and maintain our merchandizing materials to increase product sales. To ensure merchandizing quality, representatives of Panamco Colombia's sales force regularly visits its clients and evaluates the effectiveness of their merchandising efforts.

     To maximize the efficiency of its distribution network, Panamco Colombia continues to refine its distribution strategy by increasing the number of presale and auto-sale clients and by significantly increasing distribution through small shopkeepers. These measures have reduced the number of trucks needed for each route and improved client satisfaction as well as truck utilization.

     VENEZUELA

     As one of our newer subsidiaries, Panamco Venezuela continues to focus its efforts on developing high-volume clients in traditional channels--supermarkets, grocery stores, liquor stores and bakeries--through improved merchandising. Panamco Venezuela provides continuous support to these clients to ensure our products are given the largest spaces, best positions and appropriate point-of-sale material.

     During 2000, Panamco Venezuela solidified its cold equipment program achieving almost 58.0 units per 10,000 inhabitants in its franchise territory. Marketing activities during the year included targeted local advertising, consumer and trade promotions, and alluring events.

     We continue our programs to develop high-volume clients in traditional channels, and to provide retailers with cold product equipment. During the year, we launched two new products, Quatro and Grapette. These products appeal to the local taste of the Venezuelan consumer resulting in share of sales gains in our flavor categories.

     Our program to segment various in-country markets led to the development of a more focused geographic regional targeting program and allocation of resources, as well as the expansion of new nontraditional channels. In Venezuela, 80% of the population is concentrated in the lower socioeconomic strata, and most of the population lives in the neighborhoods surrounding urban areas. During the year, we developed new channels and increased our cold product availability in, as well as improved distribution to, these neighborhoods. As a result, sales to these areas increased significantly. We also began to service new neighborhoods.

     CENTRAL AMERICA

     We continue the rollout of our core initiatives to boost per capita consumption in Central America. Efforts to bring Coca-Cola products closer to the consumer included the roll out of the "100 Meters Program" to the Guatemalan market and to all areas of Costa Rica and Nicaragua.

     We continue to focus on increasing take-home consumption by implementing initiatives to boost sales in mini markets and small grocery stores (the "Mini Market" project), and continue our development of high-volume clients. In order to increase sales in these channels, we provide consumer and trade promotions with aggressive pricing on selected presentations.

     We support these initiatives with aggressive strategic cooler placement and merchandising. We have also been making a concerted effort to upgrade the presentation of our products in all establishments, both traditional and nontraditional, by instituting company-wide merchandising standards and supplying outlets with the appropriate equipment and point-of-sale materials.

     As a result of our programs in Central America, our share of sales has increased by 2.3 percentage points in Costa Rica, 3.2 percentage points in Nicaragua and 1.7 percentage point in Guatemala.

     With the view of increasing the efficiency of our distribution in the region and improving service to clients, we began servicing new routes, introduced mini-warehouses and upgraded the vehicle fleet.


Raw Materials and Supplies

     Soft drinks are produced by mixing water, concentrate and sweetener. We process the water we use in our soft drinks to eliminate mineral salts and disinfect it with chlorine. We then filter it to eliminate impurities, chlorine taste, trace metals and odors. We combine the purified water with processed sugar or high fructose (or artificial sweeteners in the case of diet soft drinks) and concentrate. To produce carbonation we inject carbon dioxide gas into the mixture. Immediately following carbonation, we bottle the mixture in pre-washed labeled bottles. We maintain a quality control laboratory at each production facility where we test raw materials and analyze samples of soft drink products. All our sources of supply for raw materials are subject to the approval of The Coca-Cola Company.

     Concentrates. We purchase concentrates from The Coca-Cola Company for all Coca-Cola products, as well as from other sources for our other products.

     Water and sugar. We obtain water from various sources, including springs, wells, rivers and municipal water systems. Sugar is plentiful in all of our territories as each of Mexico, Brazil, Colombia, Costa Rica, Venezuela, Nicaragua and Guatemala is a producer of sugar. We purchase our requirements from various suppliers in each country.

     Carbon dioxide. We purchase all of our supply of carbon dioxide in Colombia, Costa Rica and Venezuela from Paxair. All of our supply for Brazil is being produced at our bottling plant in Brazil. Panamco Mexico purchases its supply of carbon dioxide gas from Cryoinfra. Panamco Nicaragua and Panamco Guatemala purchase their supply of carbon dioxide from Carbox, a supplier located in Guatemala. Alternate suppliers are available in all the countries where we operate.

     Bottles, caps and other packaging materials. We usually purchase glass bottles, plastic soft drink containers, plastic bottle caps, cans and general packaging materials locally in each country from various suppliers. Our supplies of plastic bottles in all of our territories are generally sourced from single suppliers of such bottles in each country, although there are alternative suppliers. Panamco Colombia has facilities to produce a small portion of its own disposable plastic bottles and owns 20% of Comptec, S.A., a joint venture with a subsidiary of The Coca-Cola Company and other Andean bottlers formed to produce returnable and disposable plastic bottles. Panamco Costa Rica owns a plastics business, which supplies plastic bottles for all of Panamco Costa Rica's requirements and to other customers in Central America, including Panamco Nicaragua and Panamco Guatemala.

     We purchase metal bottle caps primarily from the Zapata group of companies, which have manufacturing facilities in Mexico, Brazil and Colombia. One of the companies in the Zapata group owns 60%, and Panamco Colombia owns 40%, of Tapon Corona, S.A., a Colombian company that manufactures bottle caps for Panamco Colombia, Panamco Venezuela and other customers. Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala currently purchase their bottle caps from Alcoa CSI, a third-party supplier.

     We have facilities in Mexico, Brazil, Colombia and Costa Rica, which produce plastic cases for carrying bottles. The Costa Rican facility supplies Panamco Nicaragua and Panamco Guatemala. Plastic is purchased locally or imported when necessary. Plastic cases in Venezuela are purchased mainly from Gaveras Plasticas Venezolanas, C.A., which are all 100% recycled materials. Other local suppliers are also available.

     In addition to its bottling operations, Panamco Brasil also has the capacity to produce cans for canned soft drinks at its Jundiai plant and to produce plastic bottles at its bottling facility in Matto Grosso do Sul. Panamco Mexico owns approximately 14.9% of Industria Envasadora de Queretaro, S.A. de C.V., a canning cooperative for products of The Coca-Cola Company in Mexico. Panamco Colombia has the capacity to produce cans for canned soft drinks at one of its Bogota plants, but currently imports cans because of cost advantages. Panamco Venezuela has the capacity to produce cans for canned soft drinks at three of its plants. Panamco Central America imports cans from The Coca-Cola Company bottler in El Salvador, EMBOSALVA S.A.

     Other. Many of the raw materials and supplies used in Venezuela are purchased from companies owned by members of the Cisneros family, the former owners of Panamco Venezuela. We believe the terms of such arrangements are no less favorable to us than those that could be obtained from independent third parties.

     Panamco Colombia has its own facilities to manufacture post- and pre-mix dispensers (for on-premises preparation of soft drinks). Panamco Colombia has expanded this operation to manufacture its own beverage coolers, which it also sells to our other operating subsidiaries. In 1999, Panamco Colombia acquired a minority interest in Ingenio San Carlos, a Colombian sugar producer. In connection with this acquisition, Panamco Colombia has entered into a long-term supply agreement with Ingenio San Carlos for sugar.

     Panamco Mexico and Panamco Costa Rica manufacture their own racking systems for their route trucks and freight vehicles.


PRODUCTION

     Our subsidiaries own and operate a total of 47 bottling plants, with 10 in Mexico, 3 in Brazil, 18 in Colombia, 1 in Costa Rica, 13 in Venezuela, 1 in Nicaragua and 1 in Guatemala. The totals include 2 plants in Mexico, 1 plant in Brazil and 1 in Colombia, which we use exclusively to bottle mineral water at the source. The plants have over 163 bottling lines with an installed capacity of over 900 million physical cases a year (assuming 400 production hours per month for 11 months per year, with one month reserved for maintenance). In order to increase production efficiency and reduce costs we have implemented cost reduction plans at all of our subsidiaries.

     Panamco Brasil's Jundiai plant is the largest and one of the most sophisticated manufacturing complexes in The Coca-Cola Company system. Our Jundiai plant has annual production capacity of 250 million unit cases and has obtained ISO 9002 and 14001 certificates for quality, productivity and environmental safety.


COMPETITION

     The beverage business in our franchise territories is highly competitive. Our principal competitors are bottlers of Pepsi products and bottlers and distributors of nationally and regionally advertised and marketed soft drinks. Our principal competitions in each of our franchise territories are set forth below.

MEXICO

     Our principal competitors in Mexico are bottlers of Pepsi products, whose territories overlap, but do not precisely match ours. We compete with Geupec, Group Regordosa and Pepsi Gemex for share of sales in our territory.

BRAZIL

     In Brazil our main competitors were Brahma and Antarctica, both of which were beer bottlers that offered soft drinks as a complement to their beer businesses. Brahma was also the sole bottler of Pepsi in Brazil. In July 1999, Brahma and Antarctica announced a merger to form AmBev. In March 2000, AmBev received the necessary regulatory approval and assumed the bottling businesses of both Brahma and Antarctica. AmBev is our largest individual competitor in Brazil. We also compete with "tubainas", which are small, local, lower cost producers of flavored soft drinks. Tubainas are local shops that produce "no frills" flavored soft drinks in 2-liter presentations for at home consumption. They market their products primarily in supermarkets. Tubainas have lower overhead and we believe that they often do not comply with local tax laws, which enables them to offer lower cost products.

COLOMBIA

     In Colombia our principal competitor is Postobon, a well-established bottler of both nationally advertised flavored soft drink products and Pepsi. The owners of Postobon hold other significant commercial interests in Colombia.

VENEZUELA

     The Venezuelan Bottlers until August 1996 were the authorized bottling companies of products of Pepsi in Venezuela. In August of 1996 the Venezuelan bottlers entered into a bottling agreement with The Coca-Cola Company and became their authorized bottler in Venezuela. Subsequently, on November 2, 1996, Pepsi granted the franchise for its territories in Venezuela to Sopresa, a joint venture formed between Pepsi and Empresas Polar S.A., the leading beer distributor in Venezuela. Sopresa is our principal competitor in Venezuela. Since December 1999, we also compete with the producers of Kola Real, a "B" brand, in the central part of the country.

CENTRAL AMERICA

     Newport Bottler (Pepsi bottler) is our principal competitor in Costa Rica, and The Central American Bottling Corporation (Pepsi bottler) is our principal competitor in Nicaragua and Guatemala.

     In addition to competition from other soft drink producers, carbonated soft drink products compete with other major commercial beverages, such as coffee, tea, milk, beer and wine, as well as noncarbonated soft drinks, citrus and noncitrus fruit juices and drinks and other beverages.

     Soft drink bottlers also compete for sales share through distribution and availability of products, pricing, service provided to retail outlets (including merchandising equipment, maintenance of bottle inventories at appropriate levels and frequency of visits), product packaging presentations and consumer promotions. In recent years, price discounting by our competitors has been a means of obtaining sales share in Brazil, Colombia and, more recently, Venezuela. See "-- Marketing" and "-- Distribution".

     Our consumer promotions are guided primarily by The Coca-Cola Company and take the form of contests, television, radio and billboard advertising, displays, merchandising and sampling.

EMPLOYEES

     At December 31, 2000, we employed approximately 28,300 people (including temporary workers, but excluding independent distributors). Approximately 35% of our employees are members of labor unions, most of whom are in Mexico. Most of the employees in Colombia are covered by non-union collective bargaining agreements. The collective bargaining agreements for both unionized and non-unionized employees are negotiated separately for each bottling subsidiary, or in some instances, for each plant. In Mexico, collective bargaining agreements are renegotiated annually with respect to wages and biannually with respect to benefits. In Colombia and Venezuela, all collective bargaining agreements are negotiated biannually.

     Panamco Mexico pays employees amounts usually equal to 10% of its taxable income, adjusted in accordance with local labor laws. The Mexican government also requires employers to set aside a percentage of employee wages in retirement accounts. In addition, both employers and employees in Mexico must contribute amounts to the national health care system and a workers' housing fund. In Colombia, Brazil, Costa Rica and Nicaragua, employers and employees contribute to employee retirement accounts and to their national health care systems. A profit-sharing program has been implemented in

Venezuela pursuant to which employees are entitled to receive an additional payment equal to at least 15 days' wages (but not more than four months' wages), and a profit-sharing program was established in Brazil in 1997. In Mexico and Nicaragua, employees are entitled to a mandatory Christmas bonus in an amount equal to 15 days and one month's salary, respectively. If an employee has worked for a company less than one year, that employee's bonus is reduced in proportion to the amount of time such employee was not employed. In Guatemala, employees receive a mandatory bonus in the form of a three-month payment based upon the salary paid during the preceding six months.

     We believe that our relationship with our employees is good. We have voluntarily instituted and maintained popular benefits for our employees including housing loans.

     The labor laws in each of the seven countries in which we operate require certain severance payments upon involuntary termination of employment. See "Item 3.--Legal Proceedings".


FRANCHISE ARRANGEMENTS

     We have the right to sell The Coca-Cola Company's products, certain other soft drinks and certain bottled water products pursuant to bottling or other similar agreements described below.

     The Coca-Cola Company's Products. The Coca-Cola Company (or its subsidiaries) has entered into exclusive bottling agreements (the "Bottling Agreements") with each of our bottling subsidiaries (the "Bottlers"). The Bottling Agreements expire on various dates. In 1995, we and The Coca-Cola Company agreed that all bottling agreements of our Mexican subsidiaries will have a uniform term ending in 2005, renewable for additional ten-year terms. In 2000, The Coca-Cola Company entered into a bottling agreement with our Guatemalan subsidiary for a five-year term. In general, the Brazilian, Venezuelan, Nicaraguan, Costa Rican and Colombian agreements are for five-year terms, renewable for additional five-year terms.

     The Bottling Agreements regulate the preparation, bottling and distribution of beverages in the applicable franchise territory. The Bottling Agreements authorize the Bottlers to use the concentrates purchased from The Coca-Cola Company to bottle, distribute and sell a variety of beverages under certain brand names and in certain approved presentations and to utilize the trademarks of The Coca-Cola Company to promote such products.

     The Coca-Cola Company reserves the right to market independently or license post-mix products, although we believe that The Coca-Cola Company will not exercise these rights as long as we aggressively pursue the marketing of their products in our territories. The Bottlers must purchase the concentrate from The Coca-Cola Company and follow The Coca-Cola Company's exact mixing instructions. Each Bottler may purchase only the quantities of concentrates required in connection with its business and must use them exclusively for preparation of the beverages and for no other purpose. The Bottlers may not sell concentrate to third parties without The Coca-Cola Company's consent.

     In the event of a problem with the quality of a beverage, The Coca-Cola Company may require the Bottler to take all necessary measures to withdraw the beverage from the market. The Coca-Cola Company must also approve the types of container used in bottling and controls the design and decoration of the bottles, boxes, cartons, stamps and other materials used in production. The agreements grant The Coca-Cola Company the right to inspect the products.

     The prices The Coca-Cola Company may charge us for concentrates are fixed by The Coca-Cola Company from time to time at its discretion. The Coca-Cola Company currently charges us a percentage of the weighted average wholesale price (net of taxes) of each case sold to retailers within each of our franchise territories. At present, we make payments to The Coca-Cola Company in U.S. dollars for purchases of concentrates by Panamco Venezuela, Panamco Nicaragua, Panamco Colombia and Panamco Guatemala. Purchases by Panamco Mexico, Panamco Brasil and Panamco Costa Rica are made in local currency. We pay no additional compensation to The Coca-Cola Company under the licenses for the use of the associated trade names and trademarks. Subject to local law, The Coca-Cola Company has the right to limit the wholesale prices of its products.

     As it has in the past, The Coca-Cola Company may, in its discretion, contribute to our advertising and marketing expenditures as well as undertake independent advertising and marketing activities. The Coca-Cola Company has routinely established annual budgets with us for cooperative advertising and promotion programs.

     The Bottling Agreements require the Bottlers to maintain adequate production and distribution facilities, quality control standards and sound financial capacity and to meet certain reporting requirements. The Bottling Agreements also prohibit the Bottlers from distributing The Coca-Cola Company's products outside their territories and from producing any other cola beverages. In addition, the Bottling Agreements require us to obtain The Coca-Cola Company's approval before we can produce or distribute other nonalcoholic beverages.

     The Bottlers may not assign, transfer or pledge their Bottling Agreements, or any interest therein, whether voluntarily, involuntarily or by operation of law, without the prior consent of The Coca-Cola Company. Moreover, the Bottlers may not enter into any contract or other arrangement to manage or participate in the management of any other bottler without the prior consent of The Coca-Cola Company. In addition, we may not sell or otherwise transfer ownership of any of the Bottlers.

     Either party may terminate a Bottling Agreement in the event of a breach by the other party which remains uncured after 60 days. If a Bottler fails to comply with its obligations, The Coca-Cola Company may prohibit the production of The Coca-Cola Company's products until such noncompliance is corrected.

     Other Brands. The Bottlers in Colombia and Costa Rica have agreements with companies other than The Coca-Cola Company for the sale of locally recognized soft drink products and mineral water. These agreements contain provisions governing the production, marketing and sale of the beverages that are, in most instances, less stringent than the requirements contained in the Bottling Agreements discussed above. Panamco Costa Rica also has the Canada Dry franchise from a subsidiary of Cadbury Schweppes PLC for all of Costa Rica. Panamco Venezuela has an agreement for the sale and distribution of Schweppes soda and tonic water in Venezuela.


GOVERNMENT REGULATION

     Controls on Pricing and Promotions. Although there are none currently in effect, in the last ten years the governments of Mexico, Brazil and Colombia have imposed formal price controls on soft drinks. Currently in Mexico and Colombia, for soft drinks as well as for other goods, price increases proposed by manufacturers are subject to the informal approval of the respective government. Until recently, the Mexican government also limited the types of presentations for soft drinks. In Brazil, the government is recommending that manufacturers maintain price levels in line with a trailing four-month average of their historic price increases. Each of the governments of the countries in which we operate regulates some of our promotional activities such as cash prize contests.

     Environmental Regulation. We spent $12 million each in 2000 and 1999 on plant upgrades designed to meet environmental objectives. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures". We must comply with local permit requirements for constructing and expanding facilities, drilling wells, drawing water from rivers and discharging effluent.

     Intellectual Property. The intellectual property laws of the countries in which we operate require a proprietary owner of trademarks used in the operation of franchises in the countries to make certain filings with the government to protect the trademark. We have made all necessary filings to protect our proprietary trademarks. To the best of our knowledge, The Coca-Cola Company and the owners of the other trademarks we use have made the necessary filings to protect their respective trademarks.

     See also "Item 5. -- "Market for Registrant's Common Equity and Related Stockholder Matters -- Exchange Controls and Other Limitations Affecting Security Holders."


POLITICAL, ECONOMIC AND SOCIAL CONDITIONS IN LATIN AMERICA

     In addition to the governmental regulations that have been imposed on our operations, the Latin American markets in which we operate are characterized by volatile, and frequently unfavorable, political, economic and social conditions. High inflation and, with it, high interest rates are common. In 2000, the per annum inflation rates were approximately 9% in Mexico, 10% in Brazil, 9% in Colombia, 12% in Venezuela, 10% in Costa Rica, 10% in Nicaragua and 5% in Guatemala. The governments in these countries have often responded to high inflation by imposing price and wage controls or similar measures, although currently there are no formal soft drink price controls in any of the countries. These countries have also experienced significant currency fluctuations. See "-- Currency Devaluations and Fluctuations".

     The political, economic and social conditions in each of these countries create a challenging environment for businesses, including ours. Our business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or social conditions or developments in or affecting Latin America. Although we have been able to operate successfully in Latin America for over 50 years, we have no control over these conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect our operations.

     We can be adversely impacted by inflation in many ways. In particular, when wages rise more slowly than prices, inflation can erode consumer purchasing power and thereby adversely affect sales. Margins are diminished if product prices fail to keep pace with increases in supply and material costs. While we have been able in most recent years to increase prices in local currency terms overall at least as much as inflation, net sales in local currency terms may nevertheless remain flat or decrease if, among other things, inflation or high unemployment diminishes consumer purchasing power, as has been the case recently in Colombia and Venezuela. Although we expect that prices will generally keep pace with inflation in the near term, sales volume may decline and supply and material costs may rise more rapidly than prices in the future. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations". See also the discussion under "-- Currency Devaluations and Fluctuations" regarding the impact of devaluations on net sales in dollars.

     The governments in the countries in which we operate have historically exercised substantial influence over many aspects of their respective economies. In recent years, these governments have implemented important measures to improve their economies. The current political climate in these countries may create significant uncertainty as to future economic, fiscal and tax policies.

MEXICO

     In Mexico, the early 1990s were marked by the economic reforms of the Salinas administration and the passage of the North American Free Trade Agreement. However, the Mexican government was not able to sustain this progress, and a series of political and economic events created considerable economic adversity, political instability and uncertainty. The peso was devalued substantially in December 1994 and continued to depreciate in 1995. The exchange rate increased from approximately 3.4 Mexican pesos per U.S. dollar as of November 30, 1994 to approximately 7.7 Mexican pesos per U.S. dollar as of December 31, 1995. The devaluation in 1995 was in part prompted and aggravated by significant outflows of foreign capital, which in turn resulted in a liquidity crisis for the Mexican government. Political events also contributed to Mexico's economic problems, and have compounded the difficulties facing the government in solving these problems. In July 2000, the Institutional Revolutionary Party (the "PRI"), which has ruled Mexico since 1929, lost the presidential election and transferred the presidential powers to Vicente Fox, the leader of the opposition party "Partido de Accion Nacional" ("PAN").

BRAZIL

     In Brazil, the government has had some success in controlling inflation, although there can be no assurance that this success will continue. In addition, in recent years there have been allegations of government improprieties, which have adversely affected its ability to implement a successful economic program. Midway through 1994, the government of Brazil launched an economic stabilization program, the Real Plan, which improved economic conditions in Brazil. Inflation, which had been at double-digit monthly rates, has decreased, purchasing power improved and the consumption of goods and services began to increase. However, in January 1999, the Brazilian government decided to modify its exchange policy, discontinuing its band system and allowing the real to trade freely. As a result, the real has experienced extreme volatility. On January 29, 1999, the real was trading at
2.20 reals per U.S. dollar, which represented an 80% devaluation in comparison to the December 31, 1998 rate. On March 31, 1999, the real had revalued from its lowest levels and was trading at 1.71 reals per U.S. dollar. On December 31, 1999, the real again devalued to 1.97 reals per dollar. During the first quarter of 1999, the Brazilian Government sought the support of the International Monetary Fund, which has authorized the use of previously approved support funds in an aggregate amount of approximately $6.5 billion for 1999. See "-- Currency Devaluations and Fluctuations". Although the modification of the exchange policy did not significantly exacerbate inflation during 1999, unemployment increased and wages in real terms fell. Lower wages in real terms reduced consumer purchasing power in Brazil, which is reflected in our lower sales for 1999. During 2000, the economy started to recover and disposable income increase was reflected on the Company's revenue growth, offset by the devaluation of the currency of 9.0%.

COLOMBIA

     In Colombia, Andres Pastrana Arango, leader of the Conservative Party, was elected to the office of the presidency in July 1998, ending 12 years of control by the Liberal Party. Mr. Pastrana's pledge to seek peace with revolutionary guerilla forces, halt traffic in narcotics and improve general economic conditions has not been successful and guerilla violence escalated in 1999. Violence resulting from guerilla movements and traffic in narcotics continues. Many businesses, including ours, have been the victims of such violence on occasion. All such losses suffered by us in 1999 were fully covered by insurance. On June 29, 1999, in the face of economic pressures, the Colombian Central Bank lowered the band in which the Colombia peso trades by 9%, which resulted in a significant devaluation. See "-- Currency Devaluations and Fluctuations--Colombia."

     During 2000, the Colombian government received an assistance package from the United States of America in order to fight illegal drug traffic under the so called "Plan Colombia". This plan, among other things, included programs to assist farmers and the population in rural areas.

VENEZUELA

     In 1994, in response to large budget deficits and a crisis in the banking sector, and pursuant to special authority granted by the Venezuelan Congress, President Caldera's administration temporarily imposed controls on foreign exchange transactions and on prices of consumer goods and services and required mandatory bonus payments be paid to workers to assist in covering food and transportation costs. In addition, President Caldera's administration was given full and direct control over the Venezuelan banking system. In April 1996, the Venezuelan government lifted the controls on foreign exchange transactions and most of the controls on prices of consumer goods and services, and in July 1996, the Venezuelan government lifted the suspension of constitutional rights in all territorial areas except certain border areas. We do not know if such controls or suspensions will be reimposed. Venezuela has also experienced significant currency fluctuations. See "--Currency Devaluations and Fluctuations". The Venezuelan government has exercised, and continues to exercise, significant influence over many aspects of the Venezuelan economy.

     On December 6, 1998, Hugo Chavez Frias was elected to the office of the presidency with 56% of the vote (the largest margin in a democratic election in Venezuela). Mr. Chavez was inaugurated in February 1999. Mr. Chavez's main reform and action plans include the opening of the Venezuelan economy to foreign investment, the privatization of certain state-owned utilities, the reform of the tax system and the implementation of a Constitutional Assembly in order to rewrite the Venezuelan Constitution. The final draft of the new Constitution was completed in November 1999, and was approved by referendum in December 1999.

     Pursuant to the approval of the new constitution, the President, state governors and other executive and legislative powers were re-appointed by public elections in May and December of 2000.

COSTA RICA

     In Costa Rica, Miguel Angel Rodriguez was elected to the office of the presidency in 1998 by a narrow margin, and faces considerable opposition in Congress. Attempts by Mr. Rodriguez and his administration to build support for their economic liberalization policies have been limited in success. Although inflation, interest rates and the exchange rate have been relatively stable, low coffee and banana prices in the international markets have adversely impacted the Costa Rican economy, which is heavily dependent on coffee and banana exports. In addition, tourism, an important source of income in Costa Rica, has declined as a result of relatively high consumer prices, security problems and competition from other tourist areas.

NICARAGUA

     In Nicaragua, President Arnoldo Aleman Lacayo, who assumed office in January 1997, has publicly declared his intentions to work for reconciliation among the dominant political factions in Nicaragua, but it is unclear whether he will be able to do so. Mr. Aleman's success has been limited by splits in his political party, Partido Liberal Constitutucionalista ("PLC"). In addition, conflicts over the ownership of properties previously confiscated by the Sandinista government and redistributed during the recent period of agrarian reform have not been completely resolved. The planned privatization of certain state-owned utilities, which has been undertaken to satisfy certain conditions to continued financial aid imposed by the International Monetary Fund, has been delayed, and Nicaragua continues to face a large fiscal deficit.

GUATEMALA

     In Guatemala, Alfonso Portillo, of the right wing opposition party, won the December 1999 presidential election. The December election was the first election in Guatemala since the end of its 36 year civil war. Mr. Portillo has indicated that his top priorities will be stabilizing the economy, combating high crime rates and advancing privatizations, which were begun by the administration of Alvaro Arzu.

     1998 marked the first anniversary of the signing of the final peace accord between the Guatemalan government and the Unidad Revolucionaria Nacional Guatemalteca (the "URNG"). Mr. Arzu was successful in demobilizing the guerrilla forces of the URNG, but made only limited progress in the important areas of constitutional reforms (particularly reforms designed to protect the rights of indigenous peoples), settlement of land disputes and socio-economic improvements. The Arzu administration and ruling political party, Partido de Avanzada, faced opposition in Congress in their efforts to reform the Guatemalan tax system and to increase the tax revenue received by the Guatemalan government, which are conditions to the disbursement of loans and donations designated as "peace funds" that have been pledged by the International Monetary Fund and other donors.

     The political, economic and social conditions in each of these countries creates a challenging environment for business, including the Company.

     The Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, prices and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or social conditions or developments in or affecting Latin America. Although the Company has been able to operate successfully in Latin America for over 50 years, it has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations.

CURRENCY DEVALUATIONS AND FLUCTUATIONS

     In December 1994, the Bank of Mexico allowed the Mexican peso to float in the free market, which resulted in an immediate and significant devaluation of the peso. The exchange rate increased from approximately 3.4 Mexican pesos per U.S. dollar as of November 30, 1994 to approximately 7.7 Mexican pesos per U.S. dollar as of December 31, 1995. As of December 31, 2000, the exchange rate was approximately 9.6 Mexican pesos per U.S. dollar.

     The devaluation of the Mexican peso in 1995 and the related economic conditions in Mexico had a significant adverse impact on the results of operations and financial condition of Panamco Mexico in 1995 and, consequently, on the results of operations and financial condition of the Company in 1995. The carrying value of the assets of the Panamco Mexico subsidiaries in our consolidated accounts was also adversely affected. During 2000 and 1998, the peso was devalued by 1% and 22%, respectively, and during 1999 the peso was revalued by 4%.

     In January 1999, the Brazilian government decided to modify its exchange policy, discontinuing its band system and allowing the real to trade freely. As a result, the real has experienced extreme volatility. On January 29, 1999, the real was trading at 2.05 reals per dollar, which represented an 80% devaluation in comparison to the December 31, 1998 rate. On March 31, 1999, the real had revalued from its lowest levels and was trading at 1.72 reals per dollar. The Brazilian real exchange rate as of December 31, 1999 was 1.79 reals per U.S. dollar compared to 1.21 reals per U.S. dollar as of December 31, 1998 representing a 48% devaluation, between average exchange rate of 1999 and 1998 the devaluation was approximately 56%. The devaluation of the Brazilian real adversely impacted the results of the operations of Panamco Brasil by approximately $28 million in 1999. In 2000, the currency devaluation rate in Brazil was approximately 9%.

     On June 27, 1994, the Venezuelan government established certain foreign currency exchange controls and soon thereafter fixed the official exchange rate between the Venezuelan bolivar and the U.S. dollar. Currently, the Central Bank of Venezuela intervenes in the market to maintain such exchange rate within a range that is 7.5% above and 7.5% below a reference rate that it sets. There can be no assurance that the Central Bank of Venezuela will continue its current exchange rate policy or that the Venezuelan government will not impose foreign exchange restrictions in the future or that the bolivar will not continue to decline in value with respect to the U.S. dollar. Any such imposition or decline could adversely affect our financial condition and results of operations. In 2000, the currency devaluation rate in Venezuela was approximately 9%.

     On June 29, 1999, in the face of economic pressures, the Colombian T Central Bank lowered the band in which the Colombian peso trades by 9%, which resulted in significant currency devaluations. On September 30, 1999 the Colombian peso was trading at 2,017.27 Colombian pesos per dollar, which represented a 31% devaluation in comparison to the December 31, 1998 rate. The Colombian peso exchange rate as of December 31, 1999 was 1,873.77 Colombian pesos per U.S. dollar compared to 1,542.11 Colombian pesos per U.S. dollar as of December 31, 1998 representing a devaluation of approximately 22%. In 2000, the Colombian peso was devalued by 19%.

     As a general matter, because our consolidated cash flow from operations is generated exclusively in the currencies of Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala, we are subject to the effects of fluctuations in the value of these currencies. Each of these countries has historically experienced significant currency devaluations relative to the U.S. dollar. Such devaluations alone have generally not adversely affected the profitability of our subsidiaries, measured in local currencies, as substantially all costs of sales and expenses are incurred in local currencies. However, in general, such devaluations are accompanied by high inflation and declining purchasing power, which can adversely affect our sales as well as income. Because our financial statements are prepared in U.S. dollars, net sales (and other financial statement accounts, including net income) tend to increase when the rate of inflation in each country exceeds the rate of devaluation of such country's currency against the U.S. dollar. Alternatively, net sales (and other financial statement accounts, including net income) generally are adversely affected if and to the extent that the rate of devaluation of each country's currency against the U.S. dollar exceeds the rate of inflation in such country in any period. In addition, when dividends are distributed to us by our foreign subsidiaries, the payments are converted from local currencies to U.S. dollars, and any future devaluations of local currencies relative to the U.S. dollar could result in a loss of dividend income. For a discussion of devaluation rates in Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala, see "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Inflation".

     In periods of high inflation and high interest rates, borrowings denominated in local currencies are more costly, while borrowings indexed to the U.S. dollar or other foreign currencies place the risk of devaluation on the borrower. In periods of devaluation, U.S. dollar denominated borrowings can generate income statement losses or charges against shareholders' equity, as occurred in 1995 as a result of the Mexican peso devaluation. We could be adversely affected by a devaluation of the Mexican peso, as in 1995, or similar conditions in other countries, if it becomes necessary to increase indebtedness in order to finance capital expenditures or for other purposes.



ITEM 2. PROPERTIES

PROPERTIES

     Our properties consist primarily of bottling, distribution and office facilities in Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala. Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala currently own and operate 10, 3, 18, 13, 1, 1 and 1 bottling plants, respectively. As of December 31, 2000, the Company owned or leased over 338 warehouse distribution centers in its territories. See "Item 1. -- Business -- Production" for additional information regarding our properties.

     As of December 31, 2000, the consolidated net book value of all land, buildings, machinery and equipment owned by the Company was approximately $1,125.7 million. These assets were subject to liens and mortgages securing lines of credit and other indebtedness. The aggregate amount of such indebtedness outstanding was approximately $68.2 million as of December 31, 2000. The total annual rent paid by the Company in 2000 for its leased distribution and office facilities was approximately $13.5 million.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS AND CLAIMS ASSOCIATED WITH THE VENEZUELA ACQUISITION

     In connection with the Venezuela Acquisition, in 1999 we received notice of certain tax claims asserted by the Venezuelan taxing authorities, which mostly relate to fiscal periods prior to the Venezuela Acquisition. The claims are in preliminary stages and current aggregate of approximately $48.2 million. We have certain rights to indemnification from Venbottling (a company owned by the Cisneros family) and The Coca-Cola Company for a substantial portion of such claims and intend to defend against them vigorously. Based on the information currently available, we do not believe that the ultimate disposition of these cases will have a material adverse affect on us. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

POTENTIAL IMPOSITION OF LIABILITIES UPON RESOLUTION OF CERTAIN BRAZILIAN TAX MATTERS

     Panamco Brasil has been the subject of administrative proceedings in the Federal Revenue Office brought by Brazilian tax authorities seeking excise taxes, interest and fines in an amount equivalent to $34.1 million as of December 31, 1996. As of December 31, 2000, such amount had been reduced to an amount equivalent to approximately $3.5 million. Issues raised by the proceedings included whether freight costs should be included in the Brazilian Tax on Manufactured Products (the "IPI") and the calculation of the IPI rates on various beverages. In June 1997, the Brazilian Taxpayers' Council ruled unanimously in favor of Panamco Brasil with respect to the period from January 1984 to December 1988, and this ruling is no longer subject to appeal. During 2000, the Brazilian Taxpayers' Council extended this period to June 30, 1989. Because the Company believes it will ultimately not incur any liability, there is no reserve in the Company's financial statements in respect of these matters. The remaining proceeding was ruled favorably to Panamco Brasil in 2000 and there is no appeal pending to the proceeding. See Note 12 of "Notes to Consolidated Financial Statements".

     In addition, Panamco Brasil is the subject of administrative proceedings in the Federal Reserve Office brought by Brazilian tax authorities seeking income taxes, interest with respect to credits taken in current periods and fines in an amount equivalent to $3.7 million as of December 31, 2000. Issues raised by the tax authorities include the deductibility of certain intercompany service payments. The Brazilian tax authorities prevailed at the initial administrative proceeding in 1991 and at the appellate administrative level in June 1993. Panamco Brasil has appealed the decision. In April 1998, the Brazilian Taxpayers' Council ruled unanimously in favor of Panamco Brasil. The amount in question represents approximately $1.8 million. This ruling is not subject to appeal. The Brazilian Taxpayers' Council, however, issued a ruling against a former subsidiary of Panamco Brasil. The amount in question represents approximately $1.9 million. Panamco Brasil has appealed this ruling. See Note 12 of "Notes to Consolidated Financial Statements".

     Panamco Brasil is also the subject of administrative proceedings in the Federal Reserve Office brought by Brazilian tax authorities seeking assessments with respect to tax credits taken during 1995 and 1996 relating to overpayments of certain value-added taxes in prior years. The assessments involve an amount approximately equivalent to $32.8 million as of December 31, 2000 and relate to value-added taxes applied to samples, gratuities and credit sales. The Company has appealed the assessments. See Note 12 of "Notes to Consolidated Financial Statements".

LEGAL PROCEEDING ASSOCIATED WITH THE SOLICITATION BY CERTAIN INDEPENDENT DISTRIBUTORS IN VENEZUELA TO FORM A DISTRIBUTORS UNION.


     During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. If this effort is successful, these distributors could, among other things, demand on an individual basis, certain labor and severance rights against Panamco Venezuela.

     Since the incorporation process began, Panamco Venezuela has vigorously opposed its formation through all available legal channels. In February 2000, Panamco Venezuela presented a nullity recourse against the union incorporation solicitation, as well as an injunction request before the Venezuelan Supreme Court. A decision on the injunction request should be obtained at any time and a final decision on the nullity recourse should be issued by the Supreme Court within the next 12 to 16 months.

     At this point, the Company believes that it will obtain a favorable outcome on the recourses presented to the Supreme Court, and that the ultimate disposition of this case will not have a material adverse effect on the Company.

     In addition, other legal proceedings are pending against or involve the Company and its subsidiaries, which are incidental to the conduct of their businesses. The Company believes the ultimate disposition of such other proceedings will not have a material adverse effect on its consolidated financial condition.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

                                  PART II

ITEM 5. MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS
        MATTERS.

NATURE OF TRADING MARKET

     As of March 26, 2001, we had approximately 9,850 holders of record of an aggregate of approximately 119,002,164 shares of Class A Common Stock outstanding. As of March 26, 2001, there were an estimated 1,227 holders of record of the Class B Common Stock. As of March 26, 2001, to our knowledge approximately 90.6% of the total outstanding Common Stock was held of record by persons in the United States.

     The Class A Common Stock has been listed and traded on the NYSE under the symbol "PB" since September 21, 1993. The following table sets forth the range of high and low closing sale prices of the Class A Common Stock as reported on the NYSE during the periods shown:

                                                       HIGH         LOW
                                                       ----         ---
          2001:

               First Quarter (through March 26)       $19.110     $13.563

          2000:

               First Quarter                          $20.500     $16.063
               Second Quarter                         $17.688     $14.938
               Third Quarter                          $20.125     $15.063
               Fourth Quarter                         $17.500     $13.138

          1999:

               First Quarter                          $21.750     $14.625
               Second Quarter                         $27.063     $17.500
               Third Quarter                          $24.250     $16.563
               Fourth Quarter                         $23.438     $14.813

     On March 26, 2001, the closing sale price of the Class A Common Stock on the NYSE was $18.250 per share.

     We declared quarterly cash dividends of $0.06 per share of common stock during each of the years ended December 31, 2000 and 1999.

     Certain Restrictions on Transfer. Our Articles of Incorporation prohibit the transfer of shares of Class A Common Stock if the proposed transferee would become the beneficial owner of 10% or more of the Class A Common Stock, unless such transfer is approved by the Board of Directors or the holders of at least 80% of the shares entitled to vote. Such restriction also applies to any transfer of shares of Class B Common Stock which are then converted into Class A Common Stock.

     Our Articles of Incorporation also provide that shares of Class B Common Stock automatically convert into a like number of shares of Class A Common Stock if transferred to any person who is not a Qualifying Transferee, or an Additional Qualifying Transferee, as defined therein.

     In addition, we are registered with the Panamanian National Securities Commission and is subject to a Panamanian statute which prohibits acquisitions of 5% or more of the outstanding voting securities of a

Panama corporation without board of directors' review or shareholder approval.

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

     None of the countries in which we operate currently restricts the remittance of dividends paid by subsidiaries to us, although Brazil has laws in effect that impose limitations on the exchange of local currency for foreign currency at official rates of exchange. Panama does not restrict the payment of dividends by us to our shareholders. Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala have imposed more restrictive exchange controls in the past, and no assurance can be given that more restrictive exchange control policies, which could affect the ability of the subsidiaries to pay dividends to Panamco, will not be imposed in the future. The payment of dividends by such subsidiaries is also in certain instances subject to statutory restrictions and is contingent upon the earnings and cash flow of and permitted borrowings by such subsidiaries. In addition, payment of dividends by majority-owned subsidiaries necessitates pro rata dividends to minority shareholders.

     The Mexican Government has not restricted the conversion of the peso into other currencies to pay dividends except during brief periods. However, other types of transactions have been subject to exchange controls and less favorable official rates of exchange as recently as 1991.

     Brazil currently restricts the ability of nationals and foreigners to convert the local currency into dollars or other currencies other than in connection with certain authorized transactions, which include, among others, payment of dividends in compliance with foreign investment registration regulations. In Brazil, all foreign investments must be registered with the Central Bank, which issues a certificate of registration of the foreign currency value of such investment. Without such registration, no remittances of dividends or profits may be made abroad, nor may any part of the original investment be repatriated in foreign currency. The Central Bank has issued certificates to the Company and its subsidiaries with respect to its investment in Panamco Brasil. We must obtain an amendment to our Certificate of Registration from the Central Bank upon any change in our investment in Brazil.

     In Colombia, there are no restrictions on the remittance of profits to foreign investors as long as the investment is registered with the Colombian Central Bank and the proper tax has been withheld. The Central Bank has registered the Company as a foreign investor in each of the directly owned Colombian subsidiaries, and these registrations allow Panamco to remit all dividends received from its Colombian subsidiaries, subject to payment of applicable taxes. However, under current Colombian law, whenever foreign reserve levels fall below the equivalent of three months of imports, repatriation and remittance rights may be temporarily modified.

     In April 1994 the Venezuelan government imposed controls on foreign exchange transactions. These controls were lifted in April 1996; however, there can be no assurance that such controls or regulations will not be reimposed.

     Since 1996, no substantial restrictions on the foreign exchange system remain in force in Nicaragua. Although the 1991 Foreign Investment Law, which was created to guarantee foreign investors the right to remit 100% of profits through the official exchange market, is still formally in effect, it no longer has any practical application. Since it is not mandatory, most foreign investors do not seek registration under the 1991 Foreign Investment Law. Investors, whether registered under the 1991 Foreign Investment Law or not, can freely repatriate their profits through the banking system. Profit repatriation has not been a problem in Nicaragua in recent years.

     In Guatemala there are no restrictions on the remittance of profits to foreign investors. There is no obligation for foreign investors to register their investments with any governmental office or to solicit any authorization to participate in local businesses. On February 4, 1998, the Guatemalan Congress enacted the Foreign Investment Law, which amended or, in some cases, eliminated, restrictions created in the past that affected foreign investment. Since that date, the Guatemalan government treats national and foreign investment under the same rules and conditions. There can be no assurance that prior restrictions will not be reimposed in the future.

TAXATION

Introduction

     The following discussion summarizes the principal U.S. Federal income tax consequences of acquiring, holding and disposing of the Company's Class A Common Stock. The following discussion is not intended to be exhaustive and does not consider the specific circumstances of any owner of Class A Common Stock.

     The discussion is based on currently existing provisions of the United States Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed Treasury Regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change (which change could be retroactive). The discussion is limited to United States Federal income tax matters and does not address other U.S. Federal taxes (such as estate taxes) or the state, local or foreign tax aspects of acquiring, holding and disposing of Class A Common Stock.

     The discussion is limited to holders of Class A Common Stock that do not currently own and have not owned any stock in the Company (or any of its subsidiaries) other than Class A Common Stock and that hold such shares as a capital asset (within the meaning of Section 1221 of the Code).

     There is no reciprocal tax treaty between Panama and the United States regarding withholding.

U.S. Federal Income Tax Consequences to U.S. Holders.

     The following discussion applies to a holder of Class A Common Stock who is an individual citizen or resident of the United States, a corporation created or organized in the United States or any other person subject to U.S. Federal income taxation on its worldwide income and gain ("U.S. Holders").

     Distributions by the Company. Distributions by the Company with respect to Class A Common Stock will be taxable to U.S. Holders as ordinary dividend income to the extent of the Company's current and accumulated earnings and profits. Distributions, if any, in excess of the Company's current and accumulated earnings and profits will constitute a nontaxable return of capital to a U.S. Holder to the extent of the U.S. Holder's adjusted tax basis in the Class A Common Stock and will be applied against and reduce the U.S. Holder's tax basis in such Class A Common Stock. To the extent that such distributions are in excess of the U.S. Holder's tax basis in its Class A Common Stock, the distributions will constitute capital gain. Distributions with respect to Class A Common Stock generally will not be eligible for the dividends-received deduction.

     Foreign Personal Holding Company. The Company and several of its subsidiaries may be "foreign personal holding companies" ("FPHC"). A foreign corporation is classified as an FPHC for a taxable year during which at least 60% of its gross income for the taxable year is "FPHC income" and more than 50% of the voting power or value of all stock in such corporation is owned, directly or indirectly (including shares owned through attribution), by five or fewer individuals who are United States persons. FPHC income generally includes royalties, annuities, proceeds from the sale of stock or securities, gains from futures transactions in any commodities, rents, income from personal services, dividends and interest (other than certain dividends and interest paid by a qualifying related company that is incorporated in the same country as the recipient corporation). After its initial year as an FPHC, a corporation may remain an FPHC even if only 50% of its gross income is FPHC income.

     All United States Holders that are shareholders of an FPHC are required to include in their taxable income a deemed dividend equal to their share of the corporation's "undistributed FPHC income". In general, a corporation's undistributed FPHC income is the corporation's total taxable income (which is gross income minus allowable deductions such as ordinary and necessary business expenses), with certain adjustments, less dividends paid by the corporation. Such a deemed dividend is recognized by all U.S. Holders that are shareholders of an FPHC with undistributed FPHC income, regardless of their percentage ownership in the corporation, and regardless of whether they actually receive a dividend from the FPHC.

     Because the Company intends to distribute sufficient dividends and to cause each of its FPHC subsidiaries to distribute sufficient dividends so that no FPHC will have undistributed FPHC income, it is not expected that U.S. Holders will receive deemed dividend income as a result of the FPHC rules. Nevertheless, if the Company or certain of its FPHC subsidiaries have undistributed FPHC income, U.S. Holders will recognize deemed dividend income regardless of whether they receive cash distributions from the Company.

     Controlled Foreign Corporation. Panamco and its subsidiaries may be "controlled foreign corporations" ("CFC"). A corporation is a CFC if more than 50% of the shares of the corporation, by vote or value, are owned, directly or indirectly (including shares owned through attribution, which requires treating Warrants and Securities convertible into shares actually or constructively owned by a U.S. Holder as exercised or converted), by "10% CFC Shareholders". The term CFC Shareholder means a U.S. person (including citizens and residents of the United States, corporations, partnerships, associations, trusts, and estates created or organized in the United States) who owns, or is considered as owning through attribution, 10% or more of the total combined voting power of all classes of stock entitled to vote of such foreign corporation. Each 10% CFC Shareholder in a CFC is required to include in its gross income for a taxable year its pro rata share of the CFC's earnings and profits for that year attributable to certain types of income or investments. It should be noted that income recognized by a 10% CFC Shareholder under the CFC rules would not also be recognized as undistributed FPHC income.

     A U.S. Holder will not be a "10% CFC Shareholder" and will not be subject to the CFC rules unless in the case of the Company the U.S. Holder owns 10% of the Class B Common Stock or in the case of any CFC Subsidiary of the Company, at least 10% of the value of the Company's outstanding shares or at least 10% of the voting stock in one or more of the Company's CFC subsidiaries), in each case directly or indirectly (including shares owned through attribution).

     Passive Foreign Investment Company. A "passive foreign investment company" ("PFIC") is defined as any foreign corporation at least 75% of whose consolidated gross income for the taxable year is passive income, or at least 50% of the value of whose consolidated assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income generally includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets which produce passive income. However, a corporation that is a CFC shall not be treated as a PFIC with respect to a shareholder who is a 10% CFC shareholder.

     Neither the Company nor any of its subsidiaries has been or is a PFIC, and the Company intends to conduct its affairs so as to avoid the classification of the Company and its subsidiaries as PFICs. However, if ever applied to the Company, the PFIC rules could produce significant adverse tax consequences for a U.S. Holder, including the imposition of the highest tax rate on income or gains allocated to prior PFIC years and an interest charge on U.S. Federal income taxes deemed to have been deferred.

     Foreign Tax Credits. Dividends received from the Company generally will be characterized as passive income, and any U.S. tax imposed on these dividends cannot be offset by excess foreign tax credits that a U.S. Holder may have from foreign-source income not qualifying as passive income.

     Dispositions of Stock. In general, any gain or loss on the sale or exchange of Class A Common Stock by a U.S. Holder will be capital gain or loss and will be long-term capital gain or loss if the U.S. Holder has held the Class A Common Stock for more than 12 months. For noncorporate U.S. Holders, long-term capital gain generally will be subject to U.S. Federal income tax at a maximum rate of 20% if the underlying Class A Common Stock has been held for more than 12 months. There are limits on the deductibility of capital losses.

     Information Reporting and Backup Withholding Requirements with Respect to U.S. Holders. United States information reporting requirements may apply with respect to the payment of dividends on the Class A Common Stock. Under recently finalized Treasury Regulations, effective as of January 1, 2001, noncorporate U.S. Holders may be subject to backup withholding at the rate of 31% with respect to dividends paid by the Company after December 31, 2000 when a U.S. Holder (i) fails to furnish or certify a correct taxpayer identification number to the payor in the manner required, (ii) is notified by the IRS that it has failed to report payments of interest or dividends properly or (iii) fails, under certain circumstances, to certify that it has not been notified by the Internal Revenue Service that it is subject to backup withholding for failure to report interest and dividend payments.

     Form 5471 Reporting Requirements. U.S. Holders may be required to file IRS Form 5471 under certain circumstances. A U.S. Holder is not subject to Form 5471 filing requirements unless (after the application of the relevant attribution rules) the U.S. Holder: (i) owns 10% or more of the value of the outstanding stock of the Company or a subsidiary that is an FPHC; (ii) meets the 10% stock ownership requirements with respect to the Company or one or more of its subsidiaries when such corporation is "reorganized", acquires stock in the Company or one of its subsidiaries which, when added to any stock owned on the date of acquisition, meets the 10% stock ownership requirement, acquires stock (without regard to stock already owned on the date of acquisition) that meets the 10% stock ownership requirement, or disposes of sufficient stock to reduce its ownership interest to less than the 10% stock ownership requirement; (iii) is a person who owns any shares in a captive insurance company which is owned 25% or more by U.S. persons; (iv) is a 10% CFC shareholder of the Company or one or more of its subsidiaries; (v) is an officer or director of the Company or one or more of its subsidiaries; or (vi) owns more than 50% of the total combined voting power of all classes of stock entitled to vote, or more than 50% of the total value of all shares of stock in the Company or one or more of its subsidiaries. For purposes of section
(ii) above, the term "10% stock ownership requirement" means direct or indirect ownership of 10% or more of the total value of the corporation's stock, or 10% or more of the total combined voting power of all classes of stock with voting rights. A United States person required to file a Form 5471 to report its ownership of Class A Common Stock may also be required to file one or more Forms 5471 for various subsidiaries of the Company. As long as the reporting requirements above have been met, no U.S. Income Withholding Tax is required on dividends paid.

     Failure to provide the information required by Form 5471 may result in substantial civil and criminal penalties. Each prospective shareholder should consult its own tax advisor with respect to the specific requirements for filing Forms 5471.

U.S. Federal Income Tax Consequences to Non-U.S. Holders.

     The following discussion summarizes the U.S. Federal income tax consequences of acquiring, holding and disposing of Class A Common Stock by a holder of Class A Common Stock that is not a U.S. Holder (a "Foreign Holder"), is not engaged in the conduct of a trade or business in the United States and is not present in the United States for 183 days or more during the taxable year.

     Distributions. Distributions by the Company to a Foreign Holder would be subject to withholding of U.S. Federal income tax only if 25% or more of the gross income of the Company (from all sources for the three-year period ending with the close of the taxable year preceding the declaration of the dividend) was effectively connected with the conduct of a trade or business in the United States by the Company. The

Company anticipates that it will recognize income that is effectively connected with the conduct of a trade or business in the United States. However, the income that is effectively connected with the conduct of a trade or business in the United States should not represent 25% or more of the gross income of the Company. Accordingly, dividends paid to Foreign Holders are not expected to be subject to U.S. Federal income or withholding tax unless the Company's sources of income significantly change.

     Dispositions of Shares. A Foreign Holder generally will not be subject to United States Federal income or withholding tax in respect of gain recognized on the disposition of Class A Common Stock.

     Information Reporting and Backup Withholding Requirements with Respect to Foreign Holders. For dividends paid after December 31, 2000, Foreign Holders may be required to comply with certification and identification procedures to prove their exemption from information reporting and backup withholding requirements. As a general matter, information reporting and backup withholding will not apply to a payment of proceeds from a sale of the Class A Common Stock effected outside the United States by a foreign office of a foreign broker. However, information reporting requirements (but not backup withholding) will apply to a payment of the proceeds of a sale effected outside the United States of the Class A Common Stock through a "U.S. Broker", unless the broker has documentary evidence in its records that the holder is not a United States person and has no actual knowledge that such evidence is false, or the Foreign Holder otherwise establishes an exemption. For purposes of the preceding sentence, a U.S. Broker is a broker that is a United States person or has certain other connections to the United States. Payment by a broker of the proceeds of a sale of the Class A Common Stock effected inside the United States is subject to both backup withholding and information reporting unless the Foreign Holder certifies under penalties of perjury that he is not a United States person and provides his name and address or the Foreign Holder otherwise establishes an exemption. Any amounts withheld under the backup withholding rules from a payment to a Foreign Holder will be allowed as a refund or a credit against such Foreign Holder's United States Federal income tax, provided that the required information is furnished to the IRS. As long as the reporting requirements above have been met, no U.S. Income Withholding Tax is required on dividends paid.

Panamanian Taxation

     The principal Panamanian tax consequences of ownership of Shares are as follows. The following discussion is based upon advice of the Company's Panamanian counsel Arias, Fabrega & Fabrega.

     General. Panama's income tax is exclusively territorial. Only income actually earned from sources within Panama is subject to taxation. Income earned by Panamanian corporations from offshore operations is not taxable in Panama. The territorial principle of taxation has been in force throughout the history of the country and is supported by legislation, administrative regulations and court decisions.

     The Company is not subject to taxes in Panama because almost all of its income arises from the activities of its subsidiaries, which are conducted entirely offshore from Panama. This is the case even though the Company maintains its registered office and permanently employs administrative personnel in Panama.

     Taxation of Capital Gains. There are no taxes on capital gains realized by an individual or corporation regardless of its nationality or residency on the sale or other disposition of Shares on the basis of the already mentioned principles of territorial taxation, inasmuch as the value of such Shares is ultimately determined upon assets and activities which are held or conducted almost entirely outside of Panama.

     Taxation of Distributions. Dividends and similar distributions paid by the Company in respect to Shares are also exempted from dividend taxes, otherwise payable by withholding at source on such income, under the aforementioned territorial principles of taxation since Panamanian dividend taxes do not arise on dividends and similar distributions of non-Panamanian source income or on income which is exempt from Panama's income tax.

     The preceding summary of certain Panamanian tax matters is based upon the tax laws of Panama and regulations thereunder currently in effect and is subject to any subsequent change in Panamanian laws and regulations which may come into effect.


ITEM 6.   SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL DATA (1)
              (Amounts in thousands, except per share amounts)

     The following table sets forth selected consolidated financial and operating data for the Company. The selected financial data have been derived from the consolidated financial statements of the Company. The audited consolidated financial statements of the Company for the three years ended December 31, 2000, are included elsewhere herein and have been audited by Arthur Andersen, independent public accountants, whose audit report is also included herein. All of the consolidated financial statements referred to above have been prepared in accordance with U.S. GAAP and are stated in U.S. dollars. The selected consolidated financial and operating data should be read in conjunction with "Item 7.--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                            YEAR ENDED DECEMBER 31, (1)
                                                     ----------------------------------------------------------------------------
                                                         2000             1999            1998 (9)        1997 (8)       1996 (7)
                                                         ----             ----            --------        --------       --------
STATEMENT OF OPERATIONS DATA:
Net sales..................................           $2,599,411       $2,415,817       $2,773,276      $2,510,210     $1,993,087
Cost of sales, excluding depreciation and
   amortization.............................           1,243,485        1,191,883        1,425,246       1,327,443      1,152,021
                                                      -----------      -----------      -----------     -----------    ----------
    Gross profit..........................             1,355,926        1,223,934        1,348,030       1,182,767        841,066
Operating expenses:
   Selling and distribution.................             636,739          572,038          657,138         563,917        425,955
   General and administrative...............             244,551          251,450          222,327         193,437        132,101
   Depreciation and amortization (2)(4).....             274,046          214,539          253,112         159,371         99,114
   Amortization of goodwill.................              35,819           36,284           35,739          20,121          6,379
   Facilities reorganization charges (10)...             503,659           35,172                -               -              -
                                                      -----------      -----------      -----------     -----------    ----------
    Total operating expenses..............             1,694,814        1,109,483        1,168,316         936,846        663,549
                                                      -----------      -----------      -----------     -----------    ----------
Operating income...........................             (338,888)         114,451          179,714         245,921        177,517
Interest income ...........................               31,933           28,962           12,817          22,006         20,229
Interest expense...........................             (142,299)        (129,072)         (98,152)        (60,889)       (43,844)
Other income (expense), net (3)............              (31,662)         (39,296)          22,136          44,033         24,074
Nonrecurring income, net (4)...............                    -                -           60,486               -         11,646
                                                      -----------      ----------       ----------      ----------     ----------
Income (loss) before income taxes..........             (480,916)         (24,955)         177,001         251,071        189,622
Provision for income taxes (4).............               21,800           31,254           51,374          57,302         53,580
                                                      -----------      ----------       ----------      ----------     ----------
Income (loss) before minority interest.....             (502,716)         (56,209)         125,627         193,769        136,042
Minority interest in earnings of
   subsidiaries.............................               1,944            3,695            5,305          19,934         18,462
                                                      -----------      ----------       ----------      ----------     ----------
    Net income (loss).....................            $ (504,660)      $  (59,905)      $  120,322      $  173,835     $  117,580
                                                      ===========      ==========       ==========      ==========     ==========
Basic earnings (loss) per share (5)........           $    (3.92)      $    (0.46)      $     0.93      $     1.44     $     1.22
                                                      ===========      ==========       ==========      ==========     ==========
Diluted earnings (loss) per share (5)......           $    (3.92)      $    (0.46)      $     0.92      $     1.43     $     1.21
                                                      ===========      ==========       ==========      ==========     ==========

                                                                          YEAR ENDED DECEMBER 31, (1)
                                                      -----------------------------------------------------------------------------
                                                        2000             1999             1998 (9)        1997(8)        1996(7)
                                                        ----             ----             --------        -------        -------
OTHER DATA:

Total product unit case volume.............            1,222,500        1,163,117        1,174,035       1,010,960        766,485
Dividends per share........................           $     0.24       $     0.24       $     0.24      $     0.21     $     0.18
Weighted average shares outstanding
   (basic) (5).............................              128,833          129,683          129,538         120,841         96,522
Weighted average shares outstanding
   (diluted) (5)...........................              128,833          129,683          130,792         121,969         97,065
Capital expenditures (6)...................           $  123,897       $  163,203       $  302,215      $  208,669     $  122,897
Cash Operating Profit......................           $  386,064       $  385,544       $  468,565      $  425,413     $  283,010


                                                                                AT DECEMBER 31, (1)
                                                      ------------------------------------------------------------------------------
                                                        2000              1999            1998 (9)        1997(8)        1996(7)
                                                        ----              ----            --------        -------        -------
BALANCE SHEET DATA (END OF PERIOD):
Cash and equivalents.......................           $  191,773       $  152,648       $  131,152      $  332,995     $  251,273
Property, plant and equipment, net ........            1,125,719        1,218,383        1,307,590       1,119,515        684,050
Total assets ..............................            3,026,321        3,613,122        3,647,690       3,587,069      1,705,385
Total long-term liabilities................            1,192,981        1,437,834          964,525         897,056        404,533
Minority interest..........................               27,805           27,974           26,243          26,783         59,734
Shareholders' equity.......................            1,167,311        1,751,896        1,978,234       1,937,770        973,994

------------------------

(1) The results of the Colombian and Venezuelan subsidiaries for all periods, the Mexican subsidiaries for 1997 and 1998 and the Brazilian subsidiaries for 1996 and 1997, have been remeasured in U.S. dollars, the reporting and functional currency, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies such as those in which the subsidiaries operate. See Note 1 of "Notes to Consolidated Financial Statements".
(2) Includes breakage of bottles and cases and amortization expense related to new introductions. See Note 1 of "Notes to Consolidated Financial Statements".
(3)  See Note 17 of "Notes to Consolidated Financial Statements".
(4) In the fourth quarter of 1995, a nonrecurring credit of $11.2 million ($6.6 million after taxes and minority interest) was recorded. This credit consisted of a benefit related to the approval by the Brazilian government of credits for sales taxes previously paid on product samples. During 1996, three separate nonrecurring credits of $3.9, $3.2 and $4.5 million were recorded. These credits consisted of the recovery of previously paid excise taxes on refillable plastic containers purchased in prior periods, a net credit relating to the credits for previously paid sales taxes on product samples, and a net credit due to the recovery of previously paid excise taxes on interest charged to customers, respectively. During 1998, Panamco Brasil conducted a study to evaluate the expected future utilization of returnable product presentations in the Brazilian market, having observed accelerated demand for, and utilization of, nonreturnable presentations in the marketplace. The results of this study show that the use of nonreturnable presentations will continue to increase in the Brazilian market. Therefore, the Company has adjusted the carrying value of bottles and cases to reflect their estimated use in the marketplace by charging $36.5 million to the 1998 operating results, increasing total depreciation and amortization expense, and reducing the current year tax provision by $12.1 million.
     See Note 1 of "Notes to Consolidated Financial Statements". Additionally, Panamco Brasil reversed a contingency reserve recorded in prior years for excise tax credits taken on purchases of concentrate between February
     1991 and February 1994. The Company had previously accrued this reserve in the full amount of such credits. Panamco Brasil reversed this reserve in 1998 because during 1998 the Brazilian Supreme Court resolved similar claims of other bottlers in favor of the bottlers. The reversal of the excise tax reserve amounted to $60.5 million and was credited to Nonrecurring income, in the income statement. Income tax credits recorded in this reserve, amounting to $20.0 million, were also reversed and charged directly to income in the provision for income tax in 1998. See
     Note 10 of "Notes to Consolidated Financial Statements".
(5) Dividends per share reflect the amounts declared and paid during the applicable period. Earnings per share, dividends per share and shares outstanding for all periods have been adjusted to give effect to the two-for-one stock split effected on March 31, 1997.
(6)  Does not include purchases of bottles and cases.
(7) Includes six months of net sales and net income of $7.1 million and $0.6 million, respectively, from the acquisition of additional franchises in Costa Rica in 1996.
(8) Includes eight months of net sales and net income of $349.5 million and $49.5 million, respectively, from Panamco Venezuela, and five months of net sales and net income of $18.6 million and $0.7 million, respectively, from Panamco Nicaragua.
(9) Includes nine months of net sales and net income of $45.1 million and $2.1 million, respectively, from the Panamco Guatemala, and four months of net sales and net income of $4.2 million and $0.9 million, respectively, from R.O.S.A.
(10) Facilities reorganization charges in 2000 are related to goodwill impairment of $350.0 million in Venezuela, write-off of obsolete property, plant, equipment, bottles and cases, charges related to plant closings and disposal of property, plant and equipment, job terminations and severance payments, and nonrecurring charges related to legal contingencies. Facilities reorganization charges in 1999 are related to job terminations and severance payments and write-off of obsolete property, plant, and equipment. See Note 2 of "Notes to Consolidated Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion addresses the financial condition and results of operations of Panamco and its consolidated subsidiaries. This discussion should be read in conjunction with our audited consolidated financial statements, including the notes to the consolidated financial statements, as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the notes thereto included elsewhere herein.

     In 1998, "Panamco Central America" group was created, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. The financial condition and results of operations of these three companies have been reported together in the financial statements of Panamco Central America.

     In February 1999, North Latin American Division was created, which consists of Panamco Mexico and Panamco Central America. We will continue to report these results of operations separately.

     Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit means operating income plus depreciation and amortization of goodwill and noncash facilities reorganization charges.


INFLATION

EFFECT OF INFLATION ON FINANCIAL INFORMATION

     Our net sales, and almost all operating costs, in each of Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala, are denominated in the currency of such country. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the financial statements of our subsidiaries are remeasured or translated into U.S. dollars for purposes of the preparation of the consolidated financial statements. (See Note 1 of "Notes to Consolidated Financial Statements"). Borrowings and purchases of machinery and equipment are often made in U.S. dollars. During any period when the rate of inflation in a particular country exceeds the rate of devaluation of the local currency against the U.S. dollar, all income statement amounts tend to be higher when translated into U.S. dollars than would be the case in the absence of such an excess. Conversely, if devaluation exceeds inflation, income statement amounts tend to be lower when translated into U.S. dollars.

     The following table compares the rate of inflation, as measured by certain national consumer price indices in the seven countries, with the rate of devaluation for the periods shown:

                                                 Year Ended December 31, (1)
                                             -------------------------------
                                               2000         1999        1998
                                               ----         ----        ----
   Mexico
    Inflation..............................     9%          12%         19%
    Currency devaluation (revaluation) ....     1%          (4%)        22%
   Brazil
    Inflation..............................    10%           8%          2%
    Currency devaluation...................     9%          48%          8%
   Colombia
    Inflation..............................     9%          10%         18%
    Currency devaluation...................    19%          22%         19%
   Venezuela
    Inflation..............................    12%          20%         30%
    Currency devaluation...................     9%          15%         12%
   Costa Rica
    Inflation..............................    10%          10%         11%
    Currency devaluation...................     7%          10%         11%
   Nicaragua
    Inflation..............................    10%           7%         18%
    Currency devaluation...................     6%          10%         12%
   Guatemala
    Inflation..............................     5%           5%          8%
    Currency devaluation (revaluation).....    (1%)         15%         11%

(1) Inflation figures are based on the applicable Consumer Price Index obtained from official local sources from each respective country and currency devaluation figures are based on official U.S. dollar exchange rates at year-end.

     The level of inflation has a direct impact on the method used to translate the financial statements from the local currency to the reporting currency. SFAS 52 provides that, in a highly inflationary economy (defined as having cumulative inflation for the three-year period preceding the balance sheet date of approximately 100% or more), the effect of exchange rate fluctuations on the translation is included in the determination of net income for the period and is distributed as gains or losses to the related income statement accounts. Such gains and losses do not affect the income statement of companies operating in economies which are not considered highly inflationary but are instead included as part of the accumulated other comprehensive income as a component of shareholders' equity.

     Beginning in 1998, we discontinued classifying Brazil as a highly inflationary economy and accordingly, the functional currency of our Brazilian operations is the Brazilian real.

     Costa Rica, Nicaragua and Guatemala are not classified as highly inflationary economies and the functional currencies for financial reporting purposes under accounting principles generally accepted in the United States are the colon, cordoba and quetzal, respectively.

     Colombia and Venezuela are currently classified as highly inflationary economies and accordingly their financial statements have been remeasured into U.S. dollars in accordance with SFAS 52.

     In 1997 and 1998, Mexico was classified as a highly inflationary economy. Since 1999, Mexico has not been classified as a highly inflationary economy and as a result the functional reporting currency for Mexico since 1999 has been the Mexican peso.


EFFECT OF INFLATION AND CHANGING PRICES ON OPERATIONS

     In addition to high inflation, our operations are carried out in countries which in the past experienced, and may in the future experience, government price controls. While price controls have been a limiting factor, we have been generally effective in the recent past in increasing prices in local currency terms at least at the rate of inflation. All of our costs are affected by inflation rates in the countries in which we operate. In general, transactions in these countries are effectively tied to inflation either through pricing, contract indexing, statute or informal practice.

     Although currently there are no formal price controls on soft drinks in our franchise territories, price and wage controls remain in effect in Mexico and Brazil for certain other products and services, and price increases for soft drinks in Mexico and Colombia are subject to the informal approval of the respective governments.

     Our sales also have been, and may in the future be, adversely affected when wages rise more slowly than the rate of inflation, resulting in a loss of consumer purchasing power. This has been the case in Brazil, Venezuela and Colombia recently as a result of the devaluations as discussed above.

     In Mexico, Brazil, Colombia, Venezuela, Costa Rica and Nicaragua, income taxes are indexed to reflect the effects of inflation; however, the effects of inflation are calculated differently for purposes of local taxation and financial reporting.


SEASONALITY

     All product sales are generally higher during the December holidays and during the hottest and driest periods (with rainfall varying from year to year). For this reason, we typically experience our best results of operations in the second and fourth quarters. However, the seasonality effect is tempered in our case because of the difference in the timing of the summer months in the countries in which we operate. In Brazil, summer occurs during November, December and January, while summer occurs in Mexico, Colombia, Venezuela, Costa Rica, Guatemala and Nicaragua during the months of June, July and August.


FORWARD-LOOKING STATEMENTS

     The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note the following facts which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this document.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following table sets forth our selected consolidated financial data for the periods indicated, expressed as a percentage of net sales:

                                                  Year Ended December 31,
                                              -------------------------------
                                                2000       1999          1998
                                                ----       ----          ----
   Statement of Operations Data:
   Net sales                                    100.0%     100.0%       100.0%
   Cost of sales                                 47.8       49.3         51.4
                                                -----      -----        -----
         Gross profit                            52.2       50.7         48.6
   Operating expenses:
     Selling and distribution                    24.5       23.7         23.7
     General and administrative                   9.4       10.4          8.0
     Depreciation and amortization               10.5        8.9          9.1
     Amortization of goodwill                     1.4        1.5          1.3
     Facilities reorganization charges           19.4        1.5            -
                                                 ----       ----          ---
         Total                                   65.2       46.0         42.1
                                                 ----       ----          ---
   Operating income (loss)                      (13.0)       4.7          6.5
   Interest expense, net                         (4.3)      (4.1)        (3.1)
   Other income (expense), net                   (1.2)      (1.6)         0.8
   Nonrecurring income, net                         -          -          2.2
                                                 ----       ----          ---
         Income (loss) before income taxe       (18.5)      (1.0)         6.4
   Income taxes                                   0.8        1.3          1.9
                                                 ----       ----          ---
         Income (loss) before minority interest (19.3)      (2.3)         4.5
   Minority interest                              0.1        0.2          0.2
                                                 ----       ----          ---
     Net income (loss)                          (19.4)%     (2.5)%        4.3%
                                                =====       =====         ====


MINORITY INTERESTS IN RESULTS OF OPERATIONS

     We conduct our operations through tiers of subsidiaries in which, in some cases, minority shareholders hold interests.

     The aggregate minority interest in our income before minority interest during a fiscal period is a function of the relative levels of income generated by each of the consolidated subsidiaries and the percentage of each subsidiary's capital stock owned by minority shareholders. As of December 31, 2000, our ownership interests in our Mexican, Brazilian and Colombian holding companies were approximately 98%, 98% and 97%, respectively. Our ownership interests include acquisitions made in 1997 and 1998 that increased our effective ownership interest in Panamco Mexico, from 74% to 98% and in Panamco Brasil from 96% to 98%. We own 100% of our operations in Costa Rica, Venezuela, Nicaragua and Guatemala. Our country level holding companies own interests ranging from 50% to 100% in our approximately 60 consolidated subsidiaries.

     As a result of the net loss at certain of our subsidiaries for the year ended December 31, 2000, minority shareholdings in our consolidated subsidiaries represented an interest in the aggregate of approximately 0.4% of consolidated net loss before minority interest. Because we have varying percentage ownership interests in our approximately 60 consolidated subsidiaries, the amount of the minority interest in income or loss before minority interest during a period depends upon the revenues and expenses of each of the consolidated subsidiaries and the percentage of each of such subsidiary's capital stock owned by minority shareholders during such period.


     Income statement and balance sheet data for our subsidiaries Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Venezuela and Panamco Central America, are presented on the following pages. The data presented as of and for each of the three years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of Panamco Mexico, Panamco Colombia, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala, and the audited combined financial statements of Panamco Brasil, as the case may be, which financial statements are not included herein. As set forth in such income statement and balance sheet data, minority interest in the Panamco Mexico, Panamco Brasil and Panamco Colombia subsidiaries and net income attributable to the Panamco Mexico, Panamco Brasil and Panamco Colombia holding companies give effect to minority shareholdings below the country holding company level. Minority interest in the Panamco Mexico, Panamco Brasil and Panamco Colombia holding companies refers to the aggregate minority interest in the net income of the respective country level holding company. Net income attributable to Panamco gives effect to the deduction from net income of the minority interests at both the country level holding company and the subsidiary levels.

                               PANAMCO MEXICO
        (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT FOR UNIT CASES)


                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   2000         1999          1998
                                                               ------------  ------------  ------------
 STATEMENTS OF OPERATIONS DATA:
   Net sales                                                   $ 974,846      $ 794,812    $ 638,481
   Cost of sales, excluding depreciation and amortization        431,138        374,506      306,124
   Operating expenses, excluding facilities
      reorganization charges                                     393,599        287,118      237,070
   Facilities reorganization charges                              30,454              -            -
                                                               ---------      ---------     ---------
   Operating income                                              119,655        133,188       95,287
   Interest expense, net                                         (12,361)       (11,849)      (9,984)
   Other income, net                                                 967          7,589       10,768
                                                               ---------      ---------     ---------
   Income before income taxes                                    108,261        128,928       96,071
   Provision for income tax                                       41,127         41,849       30,517
                                                               ---------      ---------     ---------
   Income before minority interest                                67,134         87,079       65,554
   Minority interest in Panamco Mexico subsidiaries                2,528          3,288        2,476
                                                               ---------      ---------     ---------
   Net income attributable to Panamco Mexico
      holding company                                             64,606         83,791       63,078
   Minority interest in Panamco Mexico
        holding company                                            1,202          1,556        1,172
                                                               ---------      ---------     ----------
   Net income attributable to Panamco                          $  63,404      $  82,235    $  61,906
                                                               =========      =========    ==========
 UNIT CASE SALES DATA (IN MILLIONS):
   Soft drinks                                                     285.8          270.0        256.7
   Water                                                           164.2          136.4        110.6
   Other products                                                    2.6            2.3          1.4

 OTHER DATA:
   Depreciation and amortization                               $  71,336      $  40,356    $  37,132
   Capital expenditures                                        $  57,296      $  57,919    $  64,047
   Cash operating profit                                       $ 200,663      $ 173,544    $ 132,419

                                                                         AT DECEMBER 31,
                                                               ---------------------------------------
                                                                   2000           1999         1998
                                                               ------------   ------------ -----------
 BALANCE SHEET DATA:
   Cash and equivalents                                        $  58,394        $  38,937   $  10,727
   Property, plant and equipment, net                            320,618          299,856     258,856
   Total assets                                                  617,281          572,359     459,778
   Total debt                                                    120,440          107,418      15,842
   Total liabilities                                             291,020          243,088     206,486
   Minority interest in Panamco Mexico subsidiaries                6,682            5,217       2,180
   Shareholders' equity                                          319,579          324,054     251,112

                               PANAMCO BRASIL
        (Stated in thousands of U.S. dollars, except for unit cases)


                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                   2000         1999          1998(1)
                                                               ------------  ------------  -----------
STATEMENT OF OPERATIONS DATA:
   Net sales                                                   $ 496,488     $ 500,683     $ 897,951
   Cost of sales, excluding depreciation and amortization        305,967       305,935       546,289
   Operating expenses, excluding facilities
        reorganization charges                                   169,711       187,099       341,222
   Facilities reorganization charges                              23,651         5,142             -
                                                               ----------    ----------    ----------
   Operating income (loss)                                        (2,841)        2,507        10,440
   Interest expense, net                                         (12,238)      (14,743)      (21,717)
   Other expense, net                                            (16,565)      (36,570)      (10,839)
   Nonrecurring income, net                                            -             -        60,486
                                                               ----------    ----------    ----------
   Income (loss) before income taxes                             (31,644)      (48,806)       38,370
   Provision (benefit) for income tax                            (15,020)      (31,765)        2,693
                                                               ----------    ----------    ----------
   Income (loss) before minority interest                        (16,624)      (17,041)       35,677
   Minority interest in Panamco Brasil holding company              (202)         (299)          812
                                                               ----------    ----------    ----------
   Net income (loss) attributable to Panamco                   $ (16,422)    $ (16,742)    $  34,865
                                                               ==========    ==========    ==========
UNIT CASE SALES DATA (IN MILLIONS):
   Soft drinks                                                     236.9         235.9          219.4
   Beer                                                             67.5          63.3           62.2
   Water                                                            14.6          12.7           11.1

OTHER DATA:
   Depreciation and amortization                               $  30,246     $  32,763     $  83,612
   Capital expenditures                                        $   7,596     $  22,686     $  62,051
   Cash operating profit                                       $  42,243     $  35,270     $  94,052

                                                                            AT DECEMBER 31,
                                                               ---------------------------------------
                                                                  2000           1999          1998
                                                               ------------   ------------ -----------
 BALANCE SHEET DATA:
   Cash and equivalents                                        $   6,323     $   8,563    $    5,885
   Property, plant and equipment, net                            149,110       195,387       298,023
   Total assets                                                  424,806       487,374       709,176
   Total debt                                                     58,586        79,279       119,295
   Total liabilities                                             178,547       188,663       320,400
   Minority interest in Panamco Brasil subsidiaries                2,711         3,167         5,038
   Shareholders' equity                                          243,548       295,544       383,738

------------------------------------
(1) Includes only four months of R.O.S.A.

                              PANAMCO COLOMBIA
        (Stated in thousands of U.S. dollars, except for unit cases)


                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   2000         1999          1998
                                                               ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
   Net sales                                                   $ 386,720     $ 397,014     $ 495,812
   Cost of sales, excluding depreciation and amortization        166,110       175,522       217,817
   Operating expenses, excluding facilities
        reorganization charges                                   201,040       207,032       215,467
   Facilities reorganization charges                              40,114         1,370             -
                                                               ----------     ---------    -----------
   Operating income (loss)                                       (20,544)       13,090        62,528
   Interest expense, net                                          (4,486)       (6,753)       (5,328)
   Other income (expense), net                                   (10,852)        2,824         5,311
                                                               ----------
   Income (loss) before income taxes                             (35,882)        9,161        62,511
   Provision (benefit) for income tax                             (8,277)          966           796
                                                               ----------     ---------    -----------
   Income (loss) before minority interest                        (27,605)        8,195        61,715
   Minority interest in Panamco Colombia
        subsidiaries holding company                                 187           107           137
                                                               ----------     ---------    -----------
   Net income (loss) attributable to Panamco Colombia
        holding company                                          (27,792)        8,088        61,578
   Minority interest in Panamco Colombia                            (764)          223         1,698
                                                               ----------     ---------    -----------
   Net income (loss) attributable to Panamco                   $ (27,028)    $   7,865     $  59,880
                                                               ==========    ==========    ==========
 UNIT CASE SALES DATA (IN MILLIONS):
   Soft drinks                                                     155.7         153.9         186.9
   Water                                                            34.4          37.2          44.0

 OTHER DATA:
   Depreciation and amortization                               $  64,597     $  60,548     $  58,510
   Capital expenditures                                        $   9,104     $  28,276     $  69,216
   Cash operating profit                                       $  56,688     $  73,638     $ 121,038

                                                                            AT DECEMBER 31,
                                                               ---------------------------------------
                                                                  2000          1999          1998
                                                               ------------   ------------ -----------
BALANCE SHEET DATA:
   Cash and equivalents                                        $  42,456     $   7,396     $  62,886
   Property, plant and equipment, net                            259,889       292,915       297,874
   Total assets                                                  459,409       516,327       576,191
   Total debt                                                     53,816        87,145       123,200
   Total liabilities                                             135,249       154,852       211,516
   Minority interest in Panamco Colombia subsidiaries              1,668         1,568         1,548
   Shareholders' equity                                          322,492       359,907       363,127

                             PANAMCO VENEZUELA
        (Stated in thousands of U.S. dollars, except for unit cases)


                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   2000         1999          1998
                                                               ------------  ------------  ------------
 STATEMENT OF OPERATIONS DATA:
   Net sales                                                   $ 515,853     $ 512,292     $ 550,677
   Cost of sales, excluding depreciation and amortization        240,204       236,197       264,187
   Operating expenses, excluding facilities
        reorganization charges                                   292,239       267,691       263,168
   Facilities reorganization charges                              49,483        28,660             -
                                                               ----------     ---------    ----------
   Operating income (loss)                                       (66,073)      (20,256)       23,322
   Interest expense, net                                         (24,816)      (18,028)       (9,801)
   Other income (expense), net                                     1,002        (3,337)       17,760
                                                               ----------     ---------    -----------
   Income (loss) before income taxes                             (89,887)      (41,621)       31,281
   Provision (benefit) for income tax                             (8,173)        8,353         2,930
                                                               ----------     ---------    -----------
   Net income (loss) attributable to Panamco                   $ (81,714)      (49,974)    $  28,351
                                                               ==========     =========    ===========
 UNIT CASES SALES DATA (IN MILLIONS):
   Soft drinks                                                     156.5         151.7         195.9
   Water                                                            22.6          18.4          14.3
   Beer                                                              1.9           0.5             -
   Other products                                                    6.3           6.8           6.3

 OTHER DATA:
   Depreciation and amortization                               $  96,804     $  71,156     $  65,099
   Capital expenditures                                        $  30,408     $  33,183     $  68,361
   Cash operating profit                                       $  53,568     $  69,800     $  88,421

                                                                            AT DECEMBER 31,
                                                               ---------------------------------------
                                                                2000             1999         1998
                                                               ------------   ------------ -----------
BALANCE SHEET DATA:
   Cash and equivalents                                        $  21,575     $  35,872     $  31,211
   Property, plant and equipment, net                            305,017       339,417       355,054
   Total assets                                                  469,278       566,371       589,543
   Total debt                                                    182,137       188,000        16,065
   Total liabilities                                             354,129       364,259       330,366
   Shareholders' equity                                          115,149       202,112       259,177

                          PANAMCO CENTRAL AMERICA
                   (COSTA RICA, NICARAGUA AND GUATEMALA)
        (Stated in thousands of U.S. dollars, except for unit cases)


                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   2000         1999          1998
                                                               ------------  ------------  ------------
 STATEMENT OF OPERATIONS DATA:
   Net sales                                                   $ 225,504     $ 212,074     $ 190,355
   Cost of sales, excluding depreciation and amortization        103,069       100,781        90,829
   Operating expenses, excluding facilities
        reorganization charges                                    92,804        84,261        76,593
   Facilities reorganization charges                               6,598            -             -
                                                               ----------    ----------    -----------
   Operating income                                               23,033        27,032        22,933
   Interest expense, net                                            (729)       (1,843)       (4,292)
   Other income (expense), net                                    (2,595)       (5,692)        2,505
                                                               ----------    ----------    -----------
   Income before income taxes                                     19,709        19,497        21,146
   Provision for income tax                                        4,021         5,468         5,661
                                                               ----------    ----------    -----------
   Net income attributable to Panamco                          $  15,688     $  14,029     $  15,485
                                                               ==========    ==========    ===========
 UNIT CASE SALES DATA (IN MILLIONS):
   Soft drinks                                                       70.2         69.7          63.0
   Water                                                              2.7          3.6           2.2
   Other products                                                     0.6          0.6           0.6

 OTHER DATA:
   Depreciation and amortization                               $  17,652     $  17,990     $  15,039
   Capital expenditures                                        $  17,363     $  21,139     $  38,540
   Cash operating profit                                       $  43,790     $  45,022     $  37,972

                                                                            AT DECEMBER 31,
                                                               ---------------------------------------
                                                                2000             1999         1998
                                                               ------------   ------------ -----------
 BALANCE SHEET DATA:
   Cash and equivalents                                        $  15,742     $   8,496     $   9,603
   Property, plant and equipment, net                            104,803       104,478       105,925
   Total assets                                                  192,628       181,255       174,710
   Total debt                                                     13,780        16,299        44,260
   Total liabilities                                              80,683        67,861        86,917
   Shareholders' equity                                          111,945       113,394        87,793

------------------------------
Includes only nine months of Panamco Guatemala.

2000 COMPARED TO 1999

CONSOLIDATED RESULTS OF OPERATIONS

     Net sales increased 7.6% to $2.6 billion in 2000 from $2.4 billion in 1999, mainly due to an increase of 5.1% in consolidated unit case sales volume. Total unit cases sales increased to 1,222.5 million cases from 1,163.1 million unit cases in the 1999. Soft drink sales volume for the period increased by 2.7%, reflecting increases of 5.9% in Mexico, 3.2% in Venezuela, 0.7% in the Central American Region, 1.1% in Colombia and 0.4% in Brazil. Unit case sales volume of bottled water increased 14.4% to 238.4 million, and beer, sold in Brazil and Venezuela, increased 8.8% to 69.4 million unit cases.

     The cost of sales as a percentage of net sales decreased to 47.8% in 2000, from 49.3% in 1999. This decrease resulted primarily from cost savings in raw materials and packaging in several countries due to improved procurement contracts.

     The following comments reflect the consolidated results of operations excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $494.2 million ($27.7 million in 1999), net of the related tax benefit of $46.5 million ($11.9 million in 1999):

     Operating expenses as a percentage of net sales increased slightly to 44.6% in 2000 from 44.5% in 1999, mainly as a result of the corporate office move to Miami and a one-time charge of $4.0 million related to senior management changes.

     Operating income increased 30.9% to $195.9 million from $149.6 million in 1999, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 18.5% to $474.6 million in 2000 from $400.4 million in 1999.

     Net interest expense increased to $110.4 million in 2000 from $100.1 million in 1999, due primarily to an increase in the average variable London Inter-Bank Offered Rate ("LIBOR") interest rate. Total net debt decreased to $1,062.0 million at December 31, 2000 from $1,195.5 million at December 31, 1999.

     Other expense, net decreased to $25.7 million in 2000 from $34.9 million in 1999, primarily caused by a $22.5 decrease in foreign exchange losses in Brazil due to a 48.0% devaluation of the Brazilian real during 1999, partially offset by a loss in sale of investments of $4.8 million, a $4.7 million decrease in operating income from non-bottling subsidiaries, and a $3.2 million decrease in capital expenditure incentives from The Coca-Cola Company.

     The consolidated effective income tax rate decreased to 114.2% in 2000 from 295.2% in 1999, as a result of the effect of the asset tax (minimum tax) in Venezuela and our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years in Venezuela because of the uncertainty that we would have sufficient taxable income in the near term to offset against such benefits in 1999.

     As a result of the foregoing, Panamco had a net loss in 2000 of $10.5 million, or $0.08 per share (basic and diluted), compared to a net loss of $32.2 million, or $0.25 per share (basic and diluted), during 1999.

Facilities reorganization charges

During the first quarter of 2000, Panamco began a company-wide reorganization program designed to improve productivity and strengthen the Company's competitive position in the beverage industry. The program includes productivity initiatives to streamline Panamco's manufacturing infrastructure, consolidation of distribution centers and warehouses, and the termination of approximately 10,000 jobs across all levels of the Company.

During the fourth quarter of 2000, Panamco performed an analysis of the Company's growth opportunities, cost structure and asset valuation. This resulted in several new steps to further position the Company for improved financial performance and future growth. These steps include additional restructuring of the distribution system in Brazil and Venezuela, plant closings and related disposal of property, plant and equipment, write-down of goodwill in the Venezuelan operating unit, write-off of obsolete fixed assets, bottles and cases, and asset write-downs related to coolers.

During the year ended December 31, 2000, Panamco recorded charges of $540.7 million, which was comprised of $503.6 million of facilities reorganization charges, $31.1 million of asset write-downs presented as part of depreciation and amortization expenses, and $6.0 million of charges related to the disposal of nonoperating assets presented in other income (expense). The following is a detail of the aforementioned items:

I.   Facilities reorganization charges of $503.6 million consist of:

     1.   Restructuring charges totaling $111.5 million consist of:

     o Cash restructuring charges totaling approximately $86.7 million, which include $77.3 million related to job terminations and $9.4 million related to the restructuring of our distribution system in Brazil and Venezuela; and

     o Noncash restructuring charges totaling approximately $24.8 million, which result from plant closings and the related disposal of property, plant and equipment.

     2.   Asset write-offs totaling $383.5 million consist of:

     o $350 million write-down of goodwill reflecting the recognition of impairment of the cost in excess of net assets acquired in the Venezuelan operating unit;

     o $23.8 million of obsolete property, plant and equipment in all operating units;

     o $7.8 million of obsolete bottles and cases, mainly in the Venezuelan unit's water jug business; and

     o $1.9 million of cash charges related to the disposal of property, plant and equipment.

     3. Nonrecurring charges totaling $8.6 million related to legal contingencies mostly pertaining to tax matters.

II. Asset write-downs totaling $31.1 million presented as part of depreciation and amortization expenses consist of:

     o $11.0 million from an increase in provision related to changing the useful lives of coolers; and

     o $20.1 million resulting from the write-down of bottles and cases due to loss in market value.

III. Nonoperating asset charges totaling $6.0 million related to the disposal of nonoperating assets, including the sale of affiliated companies and land in some of the operating units.

     As a result of the above, Panamco's income for the year 2000 was impacted by facilities reorganization charges, asset write-downs and nonoperating charges totaling $494.2 million, net of the related tax benefit of approximately $46.5 million, compared to facilities reorganization charges totaling $27.7 million, net of the related tax benefit of $11.9 million in 1999.

     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000 and 1999:

                                                            2000                         1999
                                              ----------------------------------      ---------
                                                           FOURTH        FIRST
                                                TOTAL      QUARTER       QUARTER        TOTAL
                                              ----------------------------------      ---------
<Depreciation and amortization,
 excluding goodwill:
   Asset write-downs                          $ 31,079     $ 31,079    $      -       $      -
                                              ---------    ---------   ---------      ---------
Facilities reorganization charges:
   Cash                                         88,572       48,226       40,346        14,902
   Noncash                                     415,087      375,555       39,532        20,270
                                              ---------    ---------   ---------      ---------
                                               503,659      423,781       79,878        35,172
Other income (expense), net:
   Nonoperating charges                          5,976          590        5,386         4,391
                                              ---------    ---------   ---------      ---------
Gross charges                                  540,714      455,450       85,264        39,563

Tax benefit                                    (46,516)     (23,111)     (23,405)      (11,869)
                                              ---------    ---------   ---------      ---------
Net charges                                   $494,198     $432,339    $  61,859      $ 27,694
                                              =========    =========   ==========     =========

     The Company believes that the expected effects on future earnings and cash flows resulting from the facilities reorganization program are as follows:

     o New cost savings initiatives are expected to yield annual savings of approximately $45.0 million, or $0.35 per share, after tax beginning in 2001;
     o Free cash flow is expected to increase to approximately $200.0 million in 2001;
     o    Cash operating profit is expected to grow 11%-14% annually; and
     o Net income is expected to increase in the 15%-20% range for 2002 and 2003.


MEXICO

     Panamco Mexico, which operates in central Mexico, excluding Mexico City, reported net sales of $974.8 million in 2000, an increase of 22.7% from $794.8 million in 1999. Soft drink sales increased 21.3% on volume growth of 5.9% to
285.8 million unit cases and a 14.7% price increase in dollar terms. Water volume grew 20.3% to 164.2 million unit cases, mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories.

     Cost of sales as a percentage of net sales was 44.2% in 2000 as compared to 47.1% in 1999, mainly due to continued cost savings in raw materials.

     The following comments reflect the results of Panamco Mexico excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $24.9 million, net of the related tax benefit of $12.9 million in 2000 (no expenses of this nature were recorded during 1999):

     Operating expenses as a percentage of net sales increased to 39.8% in 2000 from 36.1% in 1999, mainly due to increased selling, general and administrative expenses as a result of higher sales commissions and increased administrative wages and benefits and higher depreciation expenses.

     Operating income increased by 17.0% to $155.8 million and as a percentage of net sales was 16.0% in 2000 compared to 16.8% in 1999. Cash operating profit increased 27.6% to $221.4 million in 2000 from $173.5 million in 1999.

     Net interest expense in 2000 increased by 4.3% to $12.4 million from $11.8 million in 1999, due to the issuance of an aggregate of $106 million in unsecured Mexican peso denominated promissory notes in November of 1999 in a local debt offering. Net debt was $62.0 million at December 31, 2000 compared to $68.5 million at December 31, 1999 primarily as a result of the local debt offering.

     Other income, net was $2.6 million in 2000, compared to $7.6 million in 1999, mainly due to a decrease in operating income from non-bottling subsidiaries of $4.5 million.

     The effective income tax rate in 2000 was 37.0% compared to 32.5% in 1999, primarily due to the recognition of tax credits related to tax losses in some companies merged in 1999, which were not available in 2000.

     As a result of the foregoing, net income contributed by Panamco Mexico to the Company increased 7.4% to $88.3 million during 2000 from $82.2 million in 1999.


BRAZIL

     Panamco Brasil, which operates in the Sao Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported net sales of $496.5 million in 2000, a decrease of 0.8% from $500.7 million in 1999, attributable to a lower average price per beer sold, as a result of increased direct sales made by Cervejarias Kaiser to the supermarkets, for which Panamco Brasil records only the commissions as sales. Sales volume of soft drinks increased by 0.4%, to
236.9 million unit cases. Beer volume increased by 6.7% to 67.5 million unit cases and bottled water volume increased 14.4% to 14.5 million unit cases.

     Cost of sales as a percentage of net sales increased slightly to 61.6% in 2000 from 61.1% in 1999. The increase is primarily attributable to an increase in the cost of sugar of 20.0%, partially offset by reductions in other raw materials and production labor and increased direct sales to supermarkets by Cervejerias Kaiser in Panamco Brasil territories.

     The following comments reflect the results of Panamco Brasil excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $19.3 million ($3.6 million in 1999), net of the related tax benefit of $5.7 million ($1.5 million in 1999):

     Operating expenses as a percentage of net sales decreased to 34.1% in 2000 from 37.4% in 1999, due to cost and expense reductions resulting from the Company's reorganization program.

     Operating income increased 175.9% to $21.1 million from $7.6 million in 1999, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 26.3% to $51.1 million in 2000 from $40.4 million in 1999.

     Net interest expense decreased 17.0% to $12.2 million in 2000 from $14.7 million in 1999 as a result of improved financing conditions from the hedging contract entered into on May 25, 2000 and lower interest costs resulting from debt reduction. Net debt was $52.3 million at December 31, 2000 compared to $70.7 million at December 31, 1999.

     Other expense, net decreased to $15.5 million from $36.6 million in 1999, mainly as a result of a decrease in foreign exchange loss, which was $5.4 million in 2000 due to a 9.3% devaluation of the Brazilian real versus a $27.9 million foreign exchange loss in 1999 due to a 48.0% devaluation.

     The effective income tax benefit increased to 140.0% from 69.2% in 1999, mainly due to favorable tax planning strategies.

     As a result of the above, net income contributed to Panamco by Panamco Brasil increased 121.8% to $2.9 million in 2000 from a net loss of $13.1 million in 1999.


COLOMBIA

     Panamco Colombia, which operates throughout Colombia, reported net sales of $386.7 million in 2000, a 2.6% decrease from $397.0 million in 1999. The revenue decline was mainly due to the devaluation of the Colombian peso and to a 7.5% decrease in water volume to 34.5 million unit cases, partially offset by a 1.1% increase in soft drink volume to 155.7 million unit cases. The water volume decrease was attributable to economic recession and price increases mainly in individual-size presentations.

     Cost of sales as a percentage of net sales decreased to 43.0% in 2000 from 44.2% in 1999, as a result of cost savings in raw materials.

     The following comments reflect the results of Panamco Colombia excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $31.5 million ($1.0 million in 1999), net of the related tax benefit of $13.2 million ($0.4 million in 1999):

     Operating expenses as a percentage of net sales decreased to 51.4% in 2000 from 52.1% in 1999, mainly due to cost and expense reductions resulting from the Company's reorganization program.

     Operating income increased 50.0% to $21.7 million from $14.5 million in 1999, primarily as a result of the initial benefits of the reorganization program. Cash operating profit increased 14.3% to $84.2 million in 2000 from $73.6 million in 1999.

     Net interest expense decreased to $4.5 million in 2000 from $6.8 million in 1999, caused by less interest paid resulting from debt reduction. Net debt was $11.4 million at December 31, 2000 compared to $79.7 million at December 31, 1999.

     Other expense, net increased to $8.4 million in 2000 from income of $2.8 million in 1999, primarily due to a loss in sale of investments of $4.8 million, a $2.5 million provision for legal contingencies, and a $3.2 million reduction in capital expenditure grants from The Coca-Cola Company.

     The effective income tax rate increased to 55.5% in 2000 from 13.1% in 1999, primarily due to the recognition of tax credits recorded in 1999, which were not available in 2000.

     As a result of the above, net income attributable to the Company from Panamco Colombia decreased 48.9% to $4.5 million in 2000 from $8.8 million in 1999.

VENEZUELA


     Panamco Venezuela reported net sales of $515.9 million in 2000, an increase of 0.7% from $512.3 million in 1999. The increase was mainly due to higher total unit case volume of 5.5% offset by price decreases in dollar terms attributable to devaluation of the Venezuelan bolivar, which was not fully offset by price increases in local currency. Sales volume of soft drinks increased by 3.2%, to 156.5 million unit cases and water volume increased 22.3% to 22.6 million unit cases. Beer, which we began selling during the second quarter of 1999, increased in volume by 284.3%, contributing 1.9 million unit cases to our total unit case volume.

     Cost of sales as a percentage of net sales increased slightly to 46.6% in 2000 from 46.1% in 1999, as a result of higher costs associated with the increase in sales of non-returnable presentations.

     The following comments reflect the results of Panamco Venezuela excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $58.9 million ($23.1 million in 1999), net of the related tax benefit of $13.6 million ($9.9 million in 1999):

     Operating expenses as a percentage of net sales remained flat at 52.3% in 2000 and 1999.

     Operating income decreased 33.3% to $5.6 million in 2000 from $8.4 million in 1999, primarily as a result of higher depreciation costs. Cash operating profit increased slightly by 0.8% to $80.2 million in 2000 from $79.6 million in 1999.

     Net interest expense increased to $24.8 million in 2000 from $18.0 million in 1999, mainly due to an increase in the average net debt position, $2.0 million in costs incurred in a $120.0 million hedging contract entered into on July 18, 2000 and an increase in the average variable (LIBOR) interest rate. Net debt was $160.5 million at December 31, 2000 compared to $152.1 million at December 31, 1999.

     Other income, net decreased 79.1% to $0.2 million from $1.1 million in 1999.

     The effective income tax benefit increased to 31.0% in 2000 from income tax of 213.2% in 1999. The increased rate of 1999 was primarily due to the asset tax or minimum tax paid in Venezuela as a result of a net loss position before income taxes and our decision to establish a valuation allowance on benefits of tax loss carry-forwards from prior years, because of the uncertainty that we would generate sufficient taxable income in the near term to offset against such benefits.

     As a result of the above, the net loss attributable to the Company from Panamco Venezuela decreased 14.9% to $22.8 million in 2000 from $26.8 million in 1999.


CENTRAL AMERICA

     Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $225.5 million in 2000, a 6.3% increase from $212.1 million in 1999. The increase was attributable to price increases in dollar terms of approximately 7.0%, partially offset by volume decline of 0.5% to 73.5 million unit cases. Soft drink volume increased 0.7% to 70.2 million unit cases and water volume was down 25.1% to 2.7 million unit cases, due to a change in selling strategy for jug presentations mainly in Costa Rica.

     Cost of sales as a percentage of net sales decreased to 45.7% in 2000 from 47.5% in 1999, as a result of cost savings in raw materials.

     The following comments reflect the results of Panamco Central America excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $6.2 million, net of the related tax benefit of $1.2 million (no expenses of this nature were recorded during 1999):

     Operating expenses as a percentage of net sales increased to 40.8% in 2000 from 39.7% in 1999, primarily as a result of higher sales and distribution expenses.

     Operating income increased 12.5% to $30.4 million in 2000 from $27.0 million in 1999, primarily as a result of higher sales. Cash operating profit increased 5.0% to $47.3 million in 2000 from $45.0 million in 1999.

     Net interest expense decreased 60.4% to $0.7 million in 2000 from $1.8 million in 1999, due to a decrease in net debt and improved financing conditions. Net cash was $2.0 million at December 31, 2000 compared to net debt of $7.8 million at December 31, 1999.

     Other expense, net decreased to $2.6 million in 2000 from $5.7 million in 1999, mainly as a result of lower foreign exchange losses in Nicaragua and Guatemala.

     As a result of the above, net income contributed by Panamco Central America to the Company increased 56.1% to $21.9 million in 2000 from $14.0 million in 1999.


1999 COMPARED TO 1998

CONSOLIDATED RESULTS OF OPERATIONS

     Net sales decreased 12.9% to $2.4 billion in 1999 from $2.8 billion in 1998, mainly due to the effect of the poor economies in Brazil, Colombia, and Venezuela, resulting in decreased sales volume in soft drinks in Colombia and Venezuela, offset by increased volumes in Mexico and Central America and increased sales volume of water in all countries except Colombia. Increased sales volumes in these countries were due to strategic marketing initiatives. Unit case volume also increased in Brazil, although sales were lower compared to 1998 due to Panamco Brasil's promotional pricing strategy and the devaluation of the Brazilian real. Soft drink sales volumes in 1999 increased 5.2% in Mexico, 7.5% in Brazil and 10.6% in Central America, but were 17.7% and 22.6% lower in Colombia and Venezuela, respectively. As a result, net consolidated sales volume decreased 4.4%. Beer, which we began selling in both Brazil and Venezuela, contributed an increase of 2.6% in sales volume to 63.8 million unit cases (including 0.5 million unit cases from Venezuela). Bottled water volume increased 23.3% in Mexico, 14.3% in Brazil, 28.6% in Venezuela and 63.6% in Central America, and decreased 15.4% in Colombia, resulting in a net consolidated increase of bottled water volume of 14.3%. Overall unit case volume decreased by 0.9%.

     Cost of sales as a percentage of net sales decreased to 49.3% in 1999, from 51.4% in 1998. This resulted primarily from cost savings in raw materials and packaging in several countries due to improved procurement contracts and production efficiencies.

     Operating expenses as a percentage of net sales increased to 45.9% in 1999 from 42.1% in 1998, as a result of higher sales expenses in all franchises due to increased sales promotion activities, and increased depreciation and amortization expenses due to Panamco's continued capital expenditure program, goodwill charges generated by the acquisition of R.O.S.A. and of minority interests in Brazil during the second quarter of 1998 and facilities reorganization charges of $35.2 million related to a workforce reduction of 3,050 people in Brazil and Venezuela, together with the closing of five soft drink bottling plants in Venezuela. Of the total facilities reorganization charges, $20.3 million were noncash items related to the write-off of physical assets and the remaining $14.9 were cash items related to severance payments.

During 1999, we spent $163.2 million on our capital expenditure program, which includes approximately $49.0 million for the placement of cold equipment in all countries.

     Operating income decreased 36.3% to $114.5 million from $179.7 million in 1998. Cash operating profit decreased 17.7% in 1999 to $385.5 from $468.6 million in 1998.

     Net interest expense increased to $100.1 million in 1999 from $85.3 million in 1998 due to increased indebtedness resulting from our $300 million syndicated loan entered into during the first quarter of 1999. Total net debt increased to $1,011.0 million at December 31, 1999 from $997.5 million at December 31, 1998.

     Other expense, net increased to $39.3 million in 1999 from other income, net of $22.1 million in 1998, driven primarily by foreign exchange losses in Brazil of $27.8 million due to a 48.0% devaluation of the Brazilian real during the year, decreased equity in earnings at Cervejarias Kaiser in Brazil and lower contributions for capital expenditures from The Coca-Cola Company. Additionally, during the second quarter of 1999, The Coca-Cola Company changed its cold equipment capital participation program to ensure that any funds received by us during 1999 and future years be recognized as income in installments over a 60-month period. Our ability to include such amounts as income will also depend on whether we meet certain conditions in the future. Prior to the change, such amounts were included as income upon receipt, as no future conditions were required to be met.

     The consolidated effective income tax rate increased to 125.2% in 1999 from 29.0% in 1998. The increase was due to tax benefits recorded in 1998 in Brazil and Colombia, which were not repeated in the 1999 period, the effect of the asset tax (minimum tax) in Venezuela and our decision not to recognize the benefit of tax loss carryforwards from prior years in Venezuela because of our uncertainty that we will have sufficient taxable income in the near-term to offset against such benefits.

     As a result of the foregoing, net loss in 1999 was $59.9 million compared to net income of $120.3 million in 1998.


MEXICO

     Panamco Mexico, which operates in central Mexico, excluding Mexico City, reported net sales of $794.8 million in 1999, an increase of 24.5% from $638.5 million in 1998, resulting from increased sales volume in water and soft drinks due to the continued growth in sales of nonreturnable presentations. Soft drink sales volume increased 5.2% and sales volume for bottled water increased 23.3%. The sales volume growth in water was mainly due to the continued increase in water jug sales volume due to increased coverage of the Company's franchise territories.

     Cost of sales as a percentage of net sales was 47.1% in 1999 as compared to 47.9% in 1998 as a result of decreased raw material costs partially offset by an increase in packaging costs related to the growth in sales of nonreturnable presentations.

     Operating expenses as a percentage of net sales decreased to 36.1% in 1999 from 37.1%. Although there was an increase in net sales, this was offset by higher selling and administrative costs, mainly attributable to increases in sales commissions and distribution and promotional expenses due to increased competition and increased depreciation expenses related to our continued capital expenditure program in Mexico. In 1999, we spent $57.9 million related mainly to strategic programs. Higher selling and administrative costs were due to the continued expansion of our 100-meter program and cold equipment placement program.

     Operating income increased by 39.8% to $133.2 million and as a percentage of net sales was 16.8% in 1999 compared to 14.9% in 1998. Cash operating profit increased 31.0% to $173.5 million in 1999 from $132.4 million in 1998.

     Net interest expense in 1999 increased by 18.7% to $11.8 million from $10.0 million in 1998 due to the issuance of an aggregate of $106 million in unsecured peso denominated promissory notes in November of 1999 in a local debt offering. Net debt was $68.5 million at December 31, 1999 compared to $5.1 million at December 31, 1998 primarily as a result of the local debt offering.

     Other income, net was $7.6 million in 1999, compared to $10.8 million in 1998, due to a decrease in contributions received from The Coca-Cola Company for capital expenditures and changes in The Coca-Cola Company's cold equipment capital participation program discussed above.

     The effective income tax rate in 1999 was 32.5% compared to 31.8% in 1998.

     As a result of the foregoing, net income contributed by Panamco Mexico to the Company increased 32.8% to $82.2 million during 1999 from $61.9 million in 1998.

     Beginning in 1999, we discontinued classifying Mexico as a highly inflationary economy. Accordingly, the functional currency of our Mexican operations was changed from the U.S. dollar to the Mexican peso.


BRAZIL

     Panamco Brasil, which operates in the Sao Paulo, Campinas, Santos and Mato Grosso do Sul regions of Brazil, reported net sales of $500.7 million in 1999, a decrease of 44.2% from $898.0 in 1998, attributable to local currency devaluation of 48.0% and price discounting in connection with our promotional pricing strategy. Total sales volume increased 6.6% to 311.9 million unit cases, as a result of Panamco's promotional pricing strategy in place during 1999, which was implemented to respond to competition from the "B" brands. Higher sales volumes were offset by lower per unit prices. Beer volume increased 1.8% to 63.3 million unit cases from 62.2 million unit cases in the prior year. Water volume increased 14.3% to 12.7 million unit cases and soft drink sales volume increased 7.5% to 235.9 million unit cases.

     Cost of sales as a percentage of net sales increased to 61.1% in 1999 from 60.8% in 1998. The increase is primarily attributable to the devaluation of the Brazilian real discussed above, slightly offset by reductions in the cost of raw materials and increased direct sales to supermarkets by Cervejarias Kaiser in Panamco Brasil territories. While Panamco Brasil records the commissions from the direct sales made by Cervejarias Kaiser to the supermarkets as net sales, this amount affects the percentage of cost of sales as a percentage of total sales.

     Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 38.4% in 1999 from 38.0% in 1998, due to higher promotional expenses related to the promotional pricing strategy put into effect during 1999. The facilities reorganization charges were related mainly to a workforce reduction of approximately 1,400 people due to the partial shutdown of one of our bottling plants during the year, and the streamlining of our operations.

     Operating income decreased by 76.0% to $2.5 million from $10.4 million in 1998 due to lower sales. Cash operating profit decreased 62.5% to $35.3 million in 1999 from $94.1 million in 1998.

     Net interest expense decreased by 32.1% to $14.7 million in 1999 from $21.7 million in 1998 as a result of improved financing conditions resulting in lower interest costs and repayment of short-term debt. Net debt was $70.7 million at December 31, 1999 compared to $113.4 million at December 31, 1998.

     Other expense, net increased to $36.6 million from $10.8 million in 1998 as a result of a $27.8 million foreign exchange loss due to the devaluation of the Brazilian real, lower equity in earnings of Cervejarias Kaiser, lower contributions for capital expenditures from The Coca-Cola Company and changes in The Coca-Cola Company's cold equipment capital participation program as discussed above.

     The effective income tax rate decreased to a negative 65.1% from 7.0% in 1998, as a result of tax benefits used in 1999 including the reversal of the valuation allowance of $14 million provided in 1998, which represented a credit to the statement of operations of 1999 of $9.5 million at the current exchange rate.

     As a result of the above, the net loss contributed to Panamco by Panamco Brasil increased 148.0% to $16.7 million in 1999 from net income of $34.9 million in 1998.


COLOMBIA

     Panamco Colombia, which operates throughout Colombia, reported net sales of $397.0 million in 1999, a 19.9% decrease from $495.8 million in 1998. The decrease is mainly due to lower total unit case volume of 17.2% resulting from a decrease in soft drink volume of 17.7% and a decrease in water volume of 15.4%. In dollar terms, average soft drink prices decreased 2.8% compared to 1998, as a result of a 21.8% devaluation of the Colombian peso partially offset by a price increase of 18.0% in local currency. The decrease in sales volume is due to the devaluation of the Colombian peso, economic recession and political turmoil.

     Cost of sales as a percentage of net sales increased to 44.2% in 1999 from 43.9% in 1998, as a result of higher costs associated with the increase in sales of non-returnable presentations.

     Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 52.5% in 1999 from 43.5% in 1998, mainly due to higher depreciation expenses related to Panamco's ongoing capital expenditure program, higher selling and distribution expenses due to an increase in promotional activities and facilities reorganization charges related with the write-off of some fixed assets amounting to $1.4 million.

     Operating income decreased to $13.1 million in 1999 from $62.5 million in 1998, a decrease of 79.1%, primarily as a result of lower sales. Cash operating profit decreased 39.2% to $73.6 million in 1999 from $121.0 million in 1998.

     Net interest expense increased to $6.8 million in 1999 from $5.3 million in 1998, due mainly to a new governmental tax on financial transactions, which came into effect in the fourth quarter of 1998. Net debt was $79.7 million at December 31, 1999 compared to $60.3 million at December 31, 1998.

     Other income, net decreased 47.2% to $2.8 million in 1999 from $5.3 million in 1998 primarily due to lower contributions from The Coca-Cola Company for capital expenditures and changes in The Coca- Cola Company's cold equipment capital participation program as discussed above.

     The effective income tax rate increased to 10.5% in 1999 from 1.3% in 1998 primarily due to the recognition of tax credits recorded during the first quarter of 1998, which were not available in 1999.

     As a result of the above, net income contributed by Panamco Colombia to the Company decreased 86.9% to $7.9 million in 1999 from $59.9 million in 1998.

VENEZUELA

      Panamco Venezuela reported net sales of $512.3 million in 1999, a decrease of 7.0% from $550.7 million in 1998. The decrease was mainly due to lower total unit case volume of 18.0% attributable to a decrease in soft drink volume of 22.6%, which was partially offset by increased water volume of 28.6%. Beer, which we began selling during the second quarter of 1999, contributed 0.5 million unit cases to our total unit case volume. This significant drop in sales volume is attributable to poor economic conditions in Venezuela and a highly competitive environment.

     Cost of sales as a percentage of net sales decreased to 46.1% in 1999 from 48.0% in 1998, as a result of a 17.0% increase in salaries, offset by cost-reduction programs implemented throughout the first six months of 1999 and a decrease in soft drink volume, which resulted in lower production costs.

     Operating expenses, including facilities reorganization charges, as a percentage of net sales increased to 57.8% in 1999 from 47.8% in 1998, mainly due to higher depreciation expenses related to Panamco's ongoing capital expenditure program, along with increased marketing expenses. The facilities reorganization charges of $28.7 million were related to a workforce reduction of more than 1,650 people amounting to $9.8 million (cash) resulting from the closing of five soft drink bottling plants and the write-off of physical assets of these plants amounting to $18.9 million (noncash) during the year.

     Operating loss increased 187.1% to $20.3 million in 1999 from operating income of $23.3 million in 1998 primarily as a result of decreased sales and the facilities reorganization charges. Cash operating profit decreased 21.1% to $69.8 million in 1999 from $88.4 million in 1998.

     Net interest expense increased to $18.0 million in 1999 from $9.8 million in 1998, due mainly to the increased net debt position over the twelve months ended December 31, 1999 as a result of increased short-term working capital needs. Net debt was $152.1 million at December 31, 1999 compared to $109.9 million at December 31, 1998, which includes $125.0 million of an inter-company debt that was transferred to Panamco Venezuela in January of 1999.

     Other expense, net increased 118.8% to $3.3 million from other income, net of $17.7 million in 1998 as a result of lower contributions for capital expenditures from The Coca-Cola Company, changes in The Coca-Cola Company's cold equipment capital participation program as discussed above and a charge of $3.6 million resulting from asset damage due to severe floods that occurred in December 1999.

     The effective income tax rate increased to 20.1% in 1999 from 9.4% in 1998 primarily due to the asset tax or minimum tax paid in Venezuela as a result of a net loss position before income taxes of $38.0 million in 1999 and our decision not to recognize the benefit of tax loss carryforwards from prior years, because of the uncertainty that we will generate sufficient taxable income in the near term to offset against such benefits.

     As a result of the above, net loss attributable to the Company from Panamco Venezuela increased 276.3% to $50.0 million in 1999 from net income of $28.4 million in 1998.


CENTRAL AMERICA

     Panamco's Central American region includes franchises in Costa Rica, Nicaragua and Guatemala. The region reported net sales of $212.1 million in 1999, an 11.4% increase from $190.4 million in 1998, resulting primarily from increases in soft drink and bottled water volume of 10.6% and 63.6%, respectively, partially offset by a 15.1% devaluation of the Guatemalan quetzal. Panamco Guatemala accounted for almost all of the soft drink volume increase in the region, which sold 19.5 million unit cases versus 13.3 million in the prior year period. Sales volume in Nicaragua increased 2.9% to
21.4 million unit cases versus 20.8 million unit cases in the prior year. Soft drink sales volume in Costa Rica was up 0.7% to 28.7 million unit cases. The increase in water volume resulted from increases at all franchises.

     Cost of sales as a percentage of net sales decreased to 47.5% in 1999 from 47.7% in 1998, due mainly to cost efficiencies in the region, slightly offset by an increase in raw material and labor costs.

     Operating expenses as a percentage of net sales decreased to 39.7% from 40.2% in 1998, as a result of the tight expense controls and the increase in sales, slightly offset by the increase in depreciation expenses.

     Operating income increased 17.9% to $27.0 million in 1999 from $22.9 million in the 1998, primarily as a result of increased sales. Cash operating profit increased 18.6% to $45.0 million in 1999 from $38.0 million in 1998.

     Net interest expense decreased 57.1% to $1.8 million in 1999 from $4.3 million in 1998, due to a decrease in net debt as a result of the payment of short-term debt with cash contributed by the Company to its Nicaraguan and Guatemala franchises and improved financing conditions. Net debt was $7.8 million at December 31, 1999 compared to $34.7 million at December 31, 1998.

     Other expense, net increased to $5.7 million in 1999 from other income, net of $2.5 million in 1998. This increase is attributable to the devaluation of the Guatemalan quetzal of 15.1% and Nicaraguan cordoba of 10.0% that affected the 1999 financial results by $2.2 million and $1.6 million respectively, and changes in The Coca-Cola Company's cold equipment capital participation program as discussed above.

     Effective income tax rates were 25.9%, 26.4% and 0.0% in 1999 for Panamco Costa Rica, Nicaragua and Guatemala respectively compared to 27.8%, 45.3% and 1.1% in 1998.

     As a result of the above, net income contributed by Panamco Central America to the Company decreased 9.4% to $14.0 million in 1999 from $15.5 million in 1998.

CAPITAL EXPENDITURES

     Total capital expenditures were $124 million, $163 million and $302 million in 2000, 1999 and 1998, respectively. During 2000, approximately 46%, 6%, 7%, 6%, 25%, 5% and 4% of such expenditures were made by Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Costa Rica, Panamco Venezuela, Panamco Nicaragua and Panamco Guatemala, respectively. The principal components of such capital expenditures during 2000 were:

     o    $40 million for increasing production capacity,

     o    $22 million in Company's fleet of vehicles,

     o    $12 million for coolers, vending and post-mix equipment,

     o    $12 million in environmental facilities, and

     o    $38 million for operational and other purposes.

     Our Board of Directors has established various criteria for the allocation of capital resources. The factors that management must review in proposing three-year capital budgets include anticipated internal rates of return, pay-back periods and EVA(R) analysis from various investments, corresponding plans of The Coca-Cola Company and anticipated levels of earnings and debt in the country in which such expenditures are proposed to be made.

     During 2001, we estimate that we will have aggregate capital expenditures of approximately $87 million. Of our estimated total capital expenditures for 2001, we expect to spend approximately:

     o    $39 million in Mexico to upgrade our operating facilities,

     o    $9 million in Brazil mainly for operational and replacement purposes,

     o $9 million in Colombia mainly for equipment used for marketing and environmental facilities,

     o $13 million in Venezuela to continue our program of strategic placement of cold storage equipment, and

     o $17 million in our Panamco Central American franchises for equipment used for marketing and environmental facilities.

     The foregoing estimates of capital expenditures are based on our current expectations and are subject to change. Actual costs may exceed estimates or we may reallocate or alter our capital budget.

     We intend to fund our capital expenditure program with cash on hand, consolidated cash flow from operations and borrowings at the subsidiary level.

     The Coca-Cola Company from time to time provides incentives for its bottlers to make particular types of capital expenditures. During 2000, 1999 and 1998, such incentives consisted of grants which are included as other income in "Other income (expense)" in the consolidated financial statements, and loans included in the indebtedness referred to above. During the second quarter of 1999, The Coca-Cola Company changed its cold equipment capital participation program to ensure that any funds received by us during 1999 and future years will be recognized as income in installments over a 60-month period. Our ability to include such amounts as income will also depend on whether we meet certain conditions in the future. Prior to the change, such amounts were included as income upon receipt, as no future conditions were required to be met, without regard to our earnings. See "--1999 Compared to 1998--Consolidated Results of Operations" and Note 17 of "Notes to Consolidated Financial Statements". The Coca-Cola Company also provides cooperative advertising support to us.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had consolidated cash and cash equivalents of $191.8 million, an increase of 25.6% compared to $152.6 million as of December 31, 1999. Our total consolidated indebtedness was $1,253.8 million at December 31, 2000 compared to $1,348.1 million at December 31, 1999. We have investments in bank deposits for $126.4 million, which guarantee bank loans obtained by subsidiaries and are therefore classified as non-current investments.

     Consolidated cash flow provided by operations was $300.0 million, $226.0 million and $270.0 million in 2000, 1999 and 1998, respectively.

     Uses of funds for 2000, 1999 and 1998 included purchases of minority interests, capital expenditures, bottling and packaging expenditures and payment of shareholder dividends. Purchases of minority interests were $28 million in 1998. No material minority interests were purchased in 2000 and 1999. Capital expenditures, as noted above, were $124.0 million, $163.0 million and $302.0 million in 2000, 1999 and 1998, respectively. We had expenditures for bottles and cases of $74.0 million, $75.0 million and

$124.0 million in 2000, 1999 and 1998, respectively. We paid dividends of $30.9 million during 2000 and $31.1 million during 1999 and 1998. Dividends to minority shareholders in the consolidated subsidiaries paid during 2000, 1999 and 1998 were $1.0 million, $0.5 million and $0.7 million, respectively.

     As a holding company, our principal sources of cash are dividends from our subsidiaries and sales of our securities. The amount of dividends payable by the subsidiaries to us is subject to general limitations imposed by the corporate laws of the respective jurisdictions of incorporation of such subsidiaries. Dividends paid to us and other foreign shareholders by the subsidiaries are subject to investment registration requirements and withholding taxes. Withholding tax rates on dividends are currently 7.69% in Mexico, 7% in Colombia and 15% in Costa Rica. There are no withholding taxes on dividends paid by Panamco Brasil to the Company out of income earned after December 31, 1995, and no withholding taxes on dividends paid by Panamco Nicaragua and Panamco Guatemala. Effective January 1, 2001, Venezuela imposed a 34% withholding tax on dividends that arose from earnings that have not been subject to the payment of income tax.

     Dividends from earnings generated until 1998 are not subject to income taxes in Mexico, as long as they are paid from "net taxed income" ("UFIN"). Dividends not paid from UFIN are subject to a 35.0% income tax. Since 1999, dividends paid to individuals or foreign residents are subject to income tax withholding of an effective tax rate of approximately 7.6%. If earnings generated after 1998 for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, we must keep a record of earnings subject to each tax rate.

     In the past, we have paid substantially all cash received as dividends from our subsidiaries, net of holding company expenses, to our shareholders and have not used such funds to make investments, primarily to avoid having undistributed foreign personal holding company income, which would be includable in the income of our shareholders who are United States persons. We may, therefore, be substantially dependent in the future on sources of financing other than dividends from subsidiaries, including external sources, to finance holding company investments such as acquiring minority interests in our subsidiaries or acquiring additional bottling enterprises.

     Total consolidated indebtedness was $1,253.8 million as of December 31, 2000, consisting of $825.0 million at the holding company level and $428.8 million of subsidiary indebtedness.

     Substantially all of our total indebtedness is denominated in U.S. dollars. Our practice is to enter into arrangements to hedge interest and currency exchange rate exposure where the terms of such arrangements are reasonable in relation to the exposure risks.

     On May 25, 2000, Panamco Brasil entered into a $30.0 million interest rate swap hedging contract with Citibank, N.A. The contract includes a $10.0 million annual interest rate swap at 19.7% with a one year expiration date and a $20.0 million annual interest rate swap at 19.7% with a one and a half year expiration date.

     On July 18, 2000, Panamco Venezuela entered into a $120.0 million cross-currency swap hedging contract with Citibank, N.A. The contract includes a three year $120.0 million currency swap, at an annual rate of U.S. LIBOR plus 4.05%, from the Japanese yen to the U.S. dollar, out of which $50.0 million was converted into Venezuelan bolivar, bearing interest at 29.5%, with a repricing option every six months.

     On March 18, 1999, we borrowed $300.0 million from a syndicate of banks to repay an existing loan for $160.0 million and for general corporate purposes. This syndicated loan for a three years term accrued interest at an average annual interest rate of three-month LIBOR plus 3.5%. During November 1999, $80.0 million of this loan was repaid prior to scheduled repayment date. During 2000, the Company refinanced the remaining $220.0 million of the loan, resulting in a new $275.0 million loan agreement with quarterly interest payments at an average interest rate of three-month LIBOR plus 1.5% (7.9% at December 31, 2000). For the year ended December 31, 2000, the loan agreement establishes, among other restrictions, a minimum consolidated equity of $1,000.0 million and other covenants and ratios.

     As of December 31, 2000, the Company had repaid prior to the scheduled repayment date $100.0 million out of a $200.0 million loan obtained on December 23, 1998 from Coca-Cola Financial Corporation ("CCFC"). On February 28, 2001, the Company repaid the total outstanding amount of the loan with CCFC.

     On November 12, 1999, our Mexican subsidiary placed 1 billion pesos (approximately $106.0 million) of seven-year Notes in the Mexican capital markets. The issue is denominated in UDIs (unit of real constant value, in Mexican pesos, whose value is calculated by Bank of Mexico), an inflation-linked instrument, and will pay a coupon of 8.65% over the principal balance, which will be adjusted periodically for inflation. The proceeds from the debt issue were mainly used to pay an $80.0 million inter-company loan with the Company and for general corporate purposes.

     In July 2000, Panamco Colombia issued unsecured promissory notes in local currency equivalent to $32.0 million. These notes include a $15.0 million issuance with a five year maturity and bearing interest at DTF (Colombian borrowing rate) plus 2.75% and a $17.0 million issuance with a seven year maturity and bearing interest at DTF plus 2.90%, of which both issuances pay interest quarterly. The proceeds from the debt issue were used to pay U.S. dollar denominated debt.

     On December 9, 1999, the Board of Directors approved a share repurchase program for up to $100.0 million of the company's Class A common stock. We may repurchase shares in the open market as well as in privately negotiated transactions based on prevailing market conditions and other factors. We have repurchased 1,153,879 shares for $21.2 million at an average price per share of $18.41 since the beginning of the program in December 1999. During the year ended December 31, 2000, we repurchased 785,295 shares for an aggregate of $13.7 million at an average price per share of $17.41.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our business exposes us to many different market risks, such as fluctuations in interest rates, currency exchange rates and commodity prices. Consequently, we consider risk management as an essential activity in the course of our business. We utilize hedging strategies to mitigate those risks. Our hedging strategies may include the use of derivative instruments, such as forwards, futures and options, generally with terms not exceeding one year. All financial and hedging instruments held by the Company are for purposes other than trading.

(1) Interest Rate Risk. Our interest rate exposure generally relates to our debt obligations. We manage our interest rate exposure by using a combination of fixed and floating rate debt instruments. Therefore, our exposure to an increase in interest rates results from our floating rate debt and our exposure to a decrease in interest rates relates to the financing costs associated with our fixed rate debt.

     The following table shows our financial instruments that are sensitive to changes in interest rates. In this table, the fair value of long-term debt shown is based on the quoted market prices, or, when quoted market prices were not available, the present value of future cash flows:

                                                  Expected Maturity Date                        2000                    1999
                                        ------------------------------------------- ------------------------------ ----------------
                                                                                    There-
                                       2001      2002    2003     2004     2005    after      Total     F.V. (3)   Total  F.V. (3)
                                       ----      ----    ----     ----     ----    -----      -----     --------   -----  --------
 Interest Rate Risk
 (Amounts in equivalent millions
   of U.S. dollars)
 Fixed Rate Debt (1)
 -------------------
  -  In US Dollars                    $ 50.6   $  1.3   $155.8   $  3.4   $  1.3  $ 300.0   $  512.4  $  513.9  $  518.7  $  504.8
     Weighted Average Interest Rate      9.0%     9.1%     8.1%    10.3%     8.9%     7.3%
  -  In Brazilian Reals                    -   $  0.7   $  1.6        -        -        -   $    2.3  $    2.1         -         -
     Weighted Average Interest Rate        -     10.0%    10.1%       -        -        -
  -  In Guatemalan Quetzals           $  2.2   $  0.8   $  0.8     $0.8   $  0.6        -   $    5.2  $    5.1  $    5.6  $    6.1
     Weighted Average Interest Rate     20.8%    19.0%    19.0%    19.0%    19.0%       -
  -  In Costa Rican Colons                 -        -        -        -        -        -          -         -  $    2.2  $    2.3
     Weighted Average Interest Rate        -        -        -        -        -        -
 Floating Rate Debt (2)
 ----------------------
  -  In US Dollars (4)                $164.7        -        -   $298.0        -        -   $  462.7  $  464.6  $  667.3  $  716.4
     Weighted Average Interest Rate      7.0%       -        -      8.0%        -        -
  -  In Colombian Pesos (5)                -        -        -        -   $ 13.8  $  15.3   $   29.1  $   29.1  $   26.9  $   27.8
     Weighted Average Interest Rate        -        -        -        -     15.5%    15.6%
  -  In Brazilian Reals (5)           $  7.8        -        -        -        -        -   $    7.8  $    7.8  $   20.9  $   19.7
     Weighted Average Interest Rate     13.0%       -        -        -        -        -
  -  In Japanese Yen (5)                   -        -   $119.1        -        -        -   $  119.1  $  119.1         -         -
     Weighted Average Interest Rate        -        -      4.1%       -        -        -
  -  In Mexican Pesos (5)                  -        -        -        -        -  $ 115.2   $  115.2  $  115.2  $  106.5  $  120.0
     Weighted Average Interest Rate        -        -        -        -        -      8.7%
                                      -------  -------  -------  -------  ------- --------  --------  --------  --------  ---------
       Total debt                     $225.3   $  2.8   $277.3   $302.2   $ 15.7  $ 430.5   $1,253.8  $1,256.9  $1,348.1  $1,397.1
                                                                                            ========  ========  ========  ========
       Less bank loans                $ 40.3
                                      -------
       Total 2001 long-term debt      $185.0
                                      =======

--------------------------------------

(1)  Fixed interest rates are weighted averages as contracted by us.
(2) Floating interest rates are based on market rates as of December 31, 2000, plus the weighted-average spread for us.
(3)  F.V. = Fair Value
(4)  Market interest rates are based on the U.S. dollar LIBOR curve.
(5) Market rates are based on the country benchmark or LIBOR and assume a flat yield curve.

(2) Foreign Exchange Risk. Our currency exchange risk is generally related to the potential devaluation of the U.S. dollar against the Latin American currencies used in the countries in which we have operations. In each country where we operate, our sales are in local currencies, while our debt is mostly in U.S. dollars. Therefore, foreign currency exchange exposure relates primarily to our debt obligations in U.S. dollars, which are shown in the previous interest rate risk table.

     To mitigate the impact of currency exchange rates fluctuations, we may enter into foreign exchange forward contracts with financial institutions in order to lock in the exchange rates for anticipated transactions. As of December 31, 2000, the Company had no foreign exchange forward contracts.

(3) Commodity Price Risk. Our largest exposure to commodity price fluctuations is for sugar. As a risk management practice we may utilize both futures and options contracts to hedge against an increase in the price of sugar. As of December 31, 1999, we did not hold any hedging position for sugar.

     Because inventories of sugar are of a short term nature, they are not included in this market risk disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto beginning at page F-1 and filed as a part of this Form 10-K are the financial statements required by Regulation S-X and the supplementary data required by Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure have been reported on a Form 8-K within the twenty-four months prior to the date of the most recent financial statement.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors presently consists of 14 members, whose terms are divided into three classes as set forth below. Coca-Cola currently has the contractual right to designate three nominees for election to the Board. Venbottling presently has contractual rights to designate Gustavo A. Cisneros and Oswaldo J. Cisneros for election to the Board. All directors are elected for three-year terms.

     The following table sets forth at March 26, 2001, the names and country of citizenship of the members of our Board, their tenure as directors and the year in which their next term will expire:

                                        COUNTRY OF      DIRECTOR     TERM
NAME                                    CITIZENSHIP      SINCE      EXPIRES
----                                    -----------     --------    -------

Gustavo A. Cisneros..................    Venezuela       1997        2003
Oswaldo J. Cisneros..................    Venezuela       1997        2003
William G. Cooling...................    Canada          1994        2001
Gary P. Fayard.......................    U.S.A.          2001        2002
Luiz Fernando Furlan.................    Brazil          1994        2003
James M. Gwynn.......................    U.S.A.          1997        2003
Alejandro Jimenez....................    Costa Rica      1997        2001
Lt. Gen. Donald Colin Mackenzie......    Canada          1989        2001
Wade T. Mitchell.....................    U.S.A.          1986        2001
James J. Postl.......................    Canada          2000        2002
Henry A. Schimberg...................    U.S.A.          2000        2002
Houston Staton.......................    Colombia        1997        2002
Stuart A. Staton.....................    U.S.A.          1997        2001
Woods W. Staton Welten...............    Colombia        1982        2003


     The following table sets forth the names, ages and tenures of our executive officers:

                                                                                           Years with
NAME                              AGE           POSITION                          SINCE     PANAMCO
----                              ---           --------                          -----    ----------

Albert H. Staton, Jr............  79  Chairman of the Board Emeritus               1993       49
William G. Cooling..............  56  Chairman of the Board and Chief Executive    2000        7
                                      Officer

Henry A. Schimberg..............  68  Vice Chairman of the Board                   2000        1
Alejandro Jimenez...............  50  President and Chief Operating Officer        1994       10
Paulo J. Sacchi.................  54  Senior Vice President, Chief Financial       1998       10
                                      Officer and Treasurer

Jose Ignacio Huerta Gonzalez....  47  Vice President--North Latin American         1999       21
                                      Division (Mexico and Central America)
                                      (President of Panamco Mexico and Panamco
                                      Central America)*

Jorge Giganti...................  57  Vice President--Brazilian Operations         1996        5
                                      (President of Panamco Brasil)

                                                                                           Years with
NAME                              AGE           POSITION                          SINCE     PANAMCO
----                              ---           --------                          -----    ----------

Roberto Ortiz...................  45  Vice President--Colombian Operations         1998        7
                                      (President of Panamco Colombia)

Moises Morales..................  41  Vice President--Venezuelan Operations        1999        5
                                      (President of Panamco Venezuela)

Carlos Hernandez-Artigas........  37  Vice President--Legal and Secretary          1994        7

---------------------
* The North Latin American Division incorporates Mexico, Guatemala, Nicaragua and Costa Rica operations. It was created in February 1999.

Officers are elected by our Board of Directors annually, and serve at the pleasure of the Board of Directors.

     The backgrounds of the directors, advisory board members and the executive officers and such other members of management of the Company are described below:

     Mr. Gustavo A. Cisneros was elected a director of the Company in June 1997. Mr. Cisneros is Chairman and Chief Executive Officer of the Cisneros Group of Companies, an organization that includes more than 50 companies in Latin America, Europe and the United States. Companies in the group include television and radio networks, broadcasting and telecommunications operations and various consumer product companies, including supermarket chains, beverages, soft drinks, beer, fast food franchises and music production. Mr. Cisneros is a founding member of the International Advisory Board of the Council on Foreign Relations in New York, a former director of the International Advisory Committee of The Chase Manhattan Bank and a director of the Chairman's Council of the Americas Society as well as a member of the International Advisory Council of the United States Information Agency, the Board of Overseers of the International Center for Economic Growth, the International Advisory Board of Power Corporation of Canada and the International Advisory Board of Gulfstream Aerospace Corporation. Mr. Cisneros sits on the Board of Directors of Georgetown University, the International Advisory Board of Columbia University, America Online Latin America, and is a Trustee of The Rockefeller University in New York. Mr. Cisneros is the cousin of Oswaldo J. Cisneros.

     Mr. Oswaldo J. Cisneros was elected a director of the Company in June 1997. Until late 2000, he was President of Telcel Cellular, C.A., the largest private cellular communications company in Venezuela, a company that he founded in partnership with Bellsouth International. He was the Chairman of Panamco Venezuela until May 1997. Mr. Cisneros is President and owner of Central Azucarero Portuguesa, a modern and productive sugar mill, President of Puerto Viejo Marina & Yacht Club and Director of Produvisa (Glass Manufacturing Co.). Mr. Cisneros is the cousin of Gustavo A. Cisneros.

     Mr. William G. Cooling was elected Chairman of the Board and Chief Executive Officer in October 2000. Mr. Cooling was first elected as a director of the Company in January 1994. He was Senior Executive Vice President of The Colgate-Palmolive Company and Chief of Operations, Specialty Marketing and International Business Development, from 1992 to 1996. For five years prior to 1992, Mr. Cooling served as Executive Vice President and Chief Technological Officer of The Colgate-Palmolive Company. Mr. Cooling is a partner in Atlantic Capital Partners LLC, a venture capital company.

     Mr. Gary P. Fayard was elected a director of the Company in February 2001 in replacement of Mr. Timothy J. Haas who resigned in January 2001. Mr. Fayard is Senior Vice President and Chief Financial Officer of The Coca-Cola Company. Mr. Fayard joined The Coca-Cola Company in April 1994 as Deputy Controller and was elected Vice President and Controller in July 1994. He was elected to his current position in December 1999. Prior to joining The Coca-Cola Company Mr. Fayard served 19 year with Ernst & Young, concluding his service there as a partner.

     Mr. Luiz Fernando Furlan was elected a director of the Company in May 1994. Mr. Furlan has been Chairman of Sadia S.A., the largest Brazilian food processing conglomerate, since 1993. For more than five years prior to 1993, Mr. Furlan served as Executive Vice President, director and secretary of the board of directors of Sadia S.A. He is also the President of the ABEF Brazilian Chicken Producers and Exporters Association Companies and Vice President and head of the foreign trade department of the Federation of Industries in the State of Sao Paulo.

     Mr. James M. Gwynn has been associated with the Company through its Mexican subsidiary, Panamco Mexico, since 1956, having served in management for over 18 years. In Panamco, he served first as an alternate director, then as a director of the Company from 1989 to 1993, member of the Advisory Board of Panamco until 1997 and once again a director of the Company from 1997 until the present.

     Mr. Alejandro Jimenez was elected President and Chief Operating Officer of the Company in April 1994 and was elected a director of the Company in 1997. He served as Vice President-Mexican Operations and President of Panamco Mexico from March 1992 to April 1994. From July 1991 until March 1992, Mr. Jimenez was Vice President of the Company. From June 1990 until June 1991, he was Vice President of the Latin American Division of Coca-Cola. From June 1989 until May 1990, he was the Marketing Director of the Latin American Division of Coca-Cola.

     Lt. General Donald Colin Mackenzie was first elected a director of the Company in June 1989. From June 1988 to June 1989, he served as an alternate director of the Company. From February 1987 to September 1988, he was a Senior Consultant, government relations, with Public Affairs International, a Canadian company providing consulting services to private industry, located in Ottawa, Canada. In 1986, he retired from the Canadian Forces Air Element (the Canadian Air Force) with the rank of Lieutenant General.

     Mr. Wade T. Mitchell was first elected a director of the Company in June 1986. Mr. Mitchell is retired. Prior to January 1994, he was an Executive Vice President of Trust Company Bank, Atlanta, Georgia, for more than five years.

     Mr. James J. Postl was elected a director of the Company in July 2000 in replacement of Mr. Weldon H. Johnson who passed away in May 2000. Mr. Postl is President and Chief Executive Officer of Pennzoil-Quaker State Company. Mr. Postl joined Pennzoil-Quaker State Company in October 1998 as President and Chief Operating Officer. He was elected to his current position in May 2000. Prior to joining Pennzoil-Quaker State Company Mr. Postl served as President of Nabisco Biscuit Company from 1996 to 1998. Prior to joining Nabisco Mr. Postl held a variety management positions with PepsiCo, Inc. over a 19-year period.

     Mr. Henry A. Schimberg was elected a director of the Company in May 2000. Until the end of 1999 Mr. Schimberg served as President and Chief Executive Officer of Coca-Cola Enterprises Inc. Mr. Schimberg served as President and a director of Coca-Cola Enterprises Inc. since December 1991. He served as Chief Operating Officer from December 1991 until April 1998, when he became Chief Executive Officer. Mr. Schimberg has served on the board of Coca-Cola Enterprises as well as the boards of numerous state soft drink associations and the Canada-United States Fulbright program. Mr. Schimberg replaced former board member Mr. Charles S. Frenette, who resigned from Panamco in 2000.

     Mr. Albert H. Staton, Jr., is Chairman Emeritus of the Board of Directors and Chairman of the Advisory Board of Panamco. Mr. Staton was first elected a director of the Company in 1980. He retired as a director of the Company in 1997 and is still an active member of the Advisory Board. Mr. Staton served as Chairman of the Board from July 1988 to April 1993. He is the father of Stuart
A. Staton and the uncle of Houston Staton and Woods W. Staton Welten.

     Mr. Houston Staton was elected a director of the Company in 1997. For more than four years prior to April 1997, he served on the Advisory Board of Panamco. He has been a director of 3 Points Technology, Inc. since May 1996. From 1992 through September 1995, Mr. Staton was an owner-operator of McDonald's in Caracas, Venezuela. He is the nephew of Albert H. Staton, Jr., the brother of Woods W. Staton Welten and the cousin of Stuart A. Staton.

     Mr. Stuart A. Staton was elected a director of the Company in 1997. He has previously served as Vice President-Investor Relations and Executive Assistant to the President of the Company. In addition, for more than three years prior to June 1990, Mr. Staton served as Executive Assistant to the President of Panamco Brasil, and, from 1980 to 1986, he served in various capacities in Panamco Mexico. He is the son of Albert H. Staton, Jr. and the cousin of Houston Staton and Woods W. Staton Welten.

     Mr. Woods W. Staton Welten was first elected a director of the Company in 1982. Mr. Staton Welten was the Vice President of Marketing for Panamco Colombia from 1980 to 1982 and has been the President of Arcos Dorados S.A., the Argentinean joint venture of McDonald's Corporation, since 1984. He is the nephew of Albert H. Staton, Jr., the brother of Houston Staton and the cousin of Stuart A. Staton.

     Mr. Davis L. Rianhard served as Chairman of the Board from April 1993 to April 1994 and was first elected a director of the Company in 1981. From June 1990 to June 1992, Mr. Rianhard served as President of Panamco. For more than three years prior to June 1990, Mr. Rianhard served as President of Panamco Mexico. He retired as a director of the Company in May 1999 and became a member of the Advisory Board.

     Mr. Francisco Sanchez-Loaeza retired from the Company in October 2000. He was elected Chairman of the Board in April 1994. He served as Chief Executive Officer since June 1992 and served as President of the Company from June 1992 to April 1994. He was first elected a director of the Company in 1992. From June 1990 to June 1992, Mr. Sanchez-Loaeza served as Executive Vice President of Panamco. For more than three years prior to June 1990, Mr. Sanchez-Loaeza served as Vice President-Finance of the Company and Panamco Mexico.

     Mr. Paulo J. Sacchi has been with Panamco for over ten years. Before becoming Chief Financial Officer in 1998, he was Vice-President-Operations of Panamco Brasil. He previously served as Vice President- Strategic Planning and Vice President-Operations at Panamco's corporate offices in Mexico City.

     Mr. Carlos Hernandez-Artigas was elected Secretary of the Company in November 1993 and Vice President-Legal in January 1994. From 1992 to October 1993, he was an associate at the law firm Fried, Frank, Harris, Shriver & Jacobson in New York City.

     Mr. Jose Ignacio Huerta Gonzalez was elected Vice President-North Latin American Division Operations and President of North Latin American Division in February 1999. From April 1994 to February 1999, he was Vice President-Mexican Operations and President of Panamco Mexico. From August 1992 to April 1994, he served as Vice President-Operations of Panamco Mexico. From November 1990 to July 1992, Mr. Huerta served as Finance Vice President of Panamco Mexico. For more than three years prior to November 1990, he served as Finance Director of Panamco Mexico.

     Mr. Jorge Giganti was elected Vice President-Brazilian Operations and President of Panamco Brasil in May of 1996. From April 1995 to April 1996, Mr. Giganti served as president of the Biagi Group, a Brazilian bottler of Coca-Cola. From August 1994 to March 1995, he served as president of the Rio de la Plata Division (Argentina, Uruguay, and Paraguay) of The Coca-Cola Company. Prior to August 1994, he served as President of the North-Latin American Division of The Coca-Cola Company.

     Mr. Moises Morales was appointed Vice President-Venezuela Operations and President of Panamco Venezuela in January 1999. From December 1996 to September 1998 he was President of Panamco Costa Rica and from September 1998 to January 1999 he was President of Panamco Central America and Vice President-Central America Operations. He has over 15 years' experience in the Coca-Cola system in Mexico. Most recently, he was a regional manager in the Panamco Colombia operations.

     Mr. Roberto Ortiz was elected Vice President-Colombian Operations and President of Panamco Colombia in September 1998. From September 1993 until May 1997 he served as Vice President-Operations of Panamco Colombia. Before joining Panamco Colombia, he served in Coca-Cola de Colombia as Marketing Operations Manager and Director for more than 15 years.

     Directors' Fees. Directors of the Company who are not employed by us or our subsidiaries receive directors' fees of $20,000 per year and $1,000 per diem for attendance at Board of Directors and committee meetings. Committee chairmen also receive $3,000 per year. We pay equivalent fees to the members of our advisory board, which, as of March 2001, is composed of two members. Directors' fees for 2000 were paid in Company stock for a total number of 38,159 shares valued at $13.627 per share on the close of business on December 16, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes for the fiscal years ended December 31, 2000, 1999 and 1998, all compensation awarded to, earned by, or paid to (i) the Chief Executive Officer, (ii) the four most highly compensated executive officers other than the Chief Executive Officer of the Company who were serving in executive officer capacities at the end of December 2000, and (iii) the former Chief Executive Officer and Chairman of the Board of Directors of the Company.






                         SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                       --------------------------------------- -----------------------------------------
                                                                                             SECURITIES
                                                                OTHER ANNUAL    RESTRICTED   UNDERLYING                  ALL OTHER
                                                                   COMPEN-        STOCK      OPTIONS/SAR      LTIP       COMPEN-
NAME AND PRINCIPAL POSITION    YEAR    SALARY($)    BONUS($)     SATION($)     AWARDS($)      AWARDS       PAYOUTS($)    SATION($)
-----------------------------------   --------------------------------------- ----------------------------------------------------

William G. Cooling             2000    $      -     $      -   $      -        $   -(7)    350,000(8)     $     -      $      -
   Chairman of the Board and
   Chief Executive Officer(1)

Henry A. Schimberg             2000           -            -          -            -(7)    250,000(8)           -             -
   Vice Chairman of the
   Board (2)

Alejandro Jimenez              2000     600,000       76,500    251,512(4)         -       115,200              -        38,582(5)
   President and               1999     600,000      224,000          -            -       130,000              -        39,397(5)
   Chief Operating Officer     1998     544,000      157,488          -            -       120,000              -        35,468(5)

Paulo J. Sacchi                2000     325,000       27,600    224,600(4)         -        64,320              -        17,994(5)
   Senior Vice President,      1999     325,000       76,500          -            -        74,400              -        21,654(5)
   Chief Financial Officer     1998     325,000       57,169          -            -        35,200              -             -
   and Treasurer

Carlos Hernandez-Artigas       2000     228,000       13,600    226,033(4)         -        25,900              -        12,154(5)
   Vice President - Legal and  1999     228,000       51,700          -            -        25,000              -        11,762(5)
   Secretary                   1998     207,000       22,977          -            -        17,600              -         9,544(5)

Francisco Sanchez-Loaeza       2000     645,833       90,556    262,534(4)         -             -              -     5,443,782(6)
   Former Chairman of the      1999     775,000      333,000          -            -       150,000              -        53,648(5)
   Board and Chief Executive   1998     650,000      244,869          -            -       140,000              -        48,690(5)
   Officer (3)

     --------------------------------

(1) Mr. Cooling became Chairman of the board of directors and Chief Executive Officer of the Company on October 6, 2000.
(2) Mr. Schimberg became Vice Chairman of the board of directors on October 6, 2000.
(3) Mr. Sanchez-Loaeza retired as Chairman of the board of directors and Chief Executive Officer of the Company on October 5, 2000.
(4) Other Annual Compensation includes allowances for automobile and relocation package.
(5) All Other Compensation includes a matching pension contribution by the Company to the Company's non-qualified pension plan.
(6) All Other Compensation for Mr. Sanchez-Loaeza includes $3,731,904 for severance payments and $1,711,878 for pension distribution including a matching pension contribution by the Company of $38,812.
(7) On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 350,000 and 250,000 shares of nonvested stock to the Chairman and CEO and the Vice Chairman, respectively. The terms of the restricted stock are as follows: one-third of the shares shall vest in the event that the share price equals or exceeds the grant date share price by $5.00 or more on or before the second anniversary of the grant date; two-thirds of the shares (reduced by one-third if shares already vested) shall vest if the share price exceeds the grant date share price by $10.00 or more on or before the third anniversary of the grant date; and all the unvested shares shall vest in the event that the share price equals or exceeds the grant date share price by $15.00 or more on or before the fourth anniversary of the grant date. Non-vested shares shall be forfeited to the extent that they do not vest on or before the fourth anniversary of the grant date. Due to the uncertainty of the future market price of the stock, we cannot make a reasonable estimate as to what the compensation expense may be or if the restricted stock will vest. As of December 31, 2000, the nonvested stock granted had not been issued.
(8) On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 350,000 and 250,000 options, respectively, to the Chairman and CEO and the Vice Chairman at an exercise price of $14.25 per share. These options vest 50% upon issuance and 50% after one year. Since the grant of the stock options was at an exercise price equal to that of the quoted market price on the date of the grant, no compensation expense was recorded by the Company related to these options.

OPTION GRANTS

     The table below sets forth information concerning stock options granted to the executive officers named in the "Summary Compensation Table" during the year ended December 31, 2000:


                                                                 OPTION/SAR GRANTS IN 2000


                               NUMBER OF        % OF TOTAL
                               SECURITIES      OPTIONS/SARS
                               UNDERLYING       GRANTED TO       EXERCISE OR                      GRANT DATE
                              OPTIONS/SARS     EMPLOYEES IN       BASE PRICE       EXPIRATION      PRESENT
NAME                           GRANTED(#)       FISCAL YEAR       ($/SHARE)           DATE         VALUE($)(3)
--------------------------- -------------------------------------------------------------------  --------------

William G. Cooling             350,000(1)             20.3%      $   14.2500       11/10/2010     $ 2,341,500

Henry A. Schimberg             250,000(1)             14.5%          14.2500       11/10/2010       1,672,500

Alejandro Jimenez              115,200(2)              6.7%          14.6875       11/10/2010         770,688

Paulo J. Sacchi                 64,320(2)              3.7%          14.6875       11/10/2010         430,301

Carlos   Hernandez-Artigas      25,900(2)              1.5%          14.6875       11/10/2010         173,271

-----------------------------

(1) The Company granted these options to Mr. Cooling and Mr. Schimberg on November 10, 2000 at an exercise price of $14.25 per share. These options vest 50% upon issuance and 50% after one year.
(2) These options were made pursuant to the "Employee Stock Option Plan" under which the options vest over a five-year period for the options granted until 1996 and over a three-year period for options granted beginning in 1997. Options expire ten years from the date of issuance.
(3) The present value of the options are based on the Black-Scholes option valuation model, whereby the weighted-average fair value at date of grant for stock options granted during 2000 was $6.69. The weighted-average assumptions for stock options granted during 2000 using the Black-Scholes option valuation model were: (i) risk-free interest rate of 5.78%, (ii) dividend yield of 1.30%, (iii) expected volatility of 42.0%, and (iv) expected option term life of 6.7 years.

OPTION EXERCISES AND YEAR-END VALUES

     The table below sets forth information concerning the exercise of stock options by the executive officers named in the "Summary Compensation Table" during the year ended December 31, 2000 and the value of unexercised options as of December 31, 2000:


                   AGGREGATE OPTION/SAR EXERCISES IN 2000
                        AND FY-END OPTION/SAR VALUES
                                                                                        VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES         IN-THE-MONEY
                                                              UNDERLYING UNEXERCISED      OPTIONS/SARS AT
                                                                  OPTIONS/SARS AT        FY-END ($) (BASED
                                 SHARES                             FY-END (#)         ON $14.1875 PER SHARE)
                              ACQUIRED ON       VALUE              EXERCISABLE/             EXERCISABLE/
NAME                          EXERCISE(#)    REALIZED($)          UNEXERCISABLE            UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------

William G. Cooling                 0              0            179,375 / 177,449        $      0 / $   0

Henry A. Schimberg                 0              0            125,000 / 126,910               0 /     0

Alejandro Jimenez                  0              0            489,333 / 255,867          35,000 /     0

Paulo J. Sacchi                    0              0             95,067 / 127,853           1,575 /     0

Carlos Hernandez-Artigas           0              0             59,867 /  49,633               0 /     0

Francisco Sanchez-Loaeza           0              0            800,000 /       0          52,500 /     0


     Restricted Stock Grants. In February 1993, the Board of Directors established a Trust and Bonus Plan for certain of our employees, which distributed 3,000 shares of Class A Common Stock free of charge to 3,000 employees of our subsidiaries at a rate of one share each.

     Cash Bonus Plan. We have adopted a short-term incentive plan (the "Bonus Plan"), pursuant to which key executives of the Company and subsidiaries may receive bonus compensation based on individual and Company performance, as determined by the Compensation Committee of the Board of Directors (the "Committee"). The Bonus Plan was implemented for Brazilian executives during 1992 and was extended to Mexican and Colombian as well as the Company executives during 1993, Panamco Costa Rica in 1996 and Panamco Venezuela, and Panamco Nicaragua in 1997, and Panamco Guatemala in 1998. During 2000, the Bonus Plan was amended.

     Under the amended Bonus Plan, effective as of January 1, 2001, each participant is assigned a target award expressed as a percentage of base salary in varying amounts (which do not exceed 75% of base salary). The actual award will be based on Company performance, depending on the participant's position with the Company. The individual portion of the participant's award will vary from 0% to 300% of the target award, on the basis of certain objective criteria established by the Committee. The Company portion of the participant's award will also vary from 0% to 300% of the target award, on the basis of the relationship between actual performance of the participant's "Economic Unit" (that is, the Company or Panamco Mexico, Panamco Colombia, Panamco Brasil, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala) and projected performance. For purposes of evaluating Economic Unit performance, the Committee will compare actual revenues, net income, free cash flow and quarterly profits. Benefits are payable annually.

     The Committee has the authority to select participants and to establish target awards and performance measures. The Committee may amend, suspend or terminate the Bonus Plan at any time.

     Equity Incentive Plan. We have an Equity Incentive Plan (the "Equity Incentive Plan"), the purpose of which is to further the growth, development and financial success of the Company by providing incentives to selected employees. Pursuant to the Equity Incentive Plan, options (including incentive stock options) to purchase shares of Class A Common Stock and restricted stock awards with respect to Class A Common Stock may be granted. A total of 9,000,000 shares of Class A Common Stock (subject to adjustment upon certain events) is available for grant although no individual may receive options to purchase more than 200,000 shares of Class A Common Stock within any calendar year. The Equity Incentive Plan is administered by the Committee. The Committee determines the terms and conditions of all grants, subject to certain limitations set forth in the plan.

     In November 1995, we granted options to purchase 720,000 shares of Class A Common Stock under the Equity Incentive Plan at an exercise price of $14.375 per share, the closing price on the day prior to the grant. In November 1996, we granted options to purchase 443,000 shares of Class A Common Stock under the Equity Incentive Plan, at an exercise price of $23.4375 per share, the closing price on the day prior to the grant. In November 1997, we granted options to purchase 698,500 shares of Class A Common Stock under the Equity Incentive Plan, at an exercise price of $29.9375 per share, the closing price on the day prior to the grant. In November 1998, we granted options to purchase 1,379,200 shares of Class A Common Stock under its Equity Incentive Plan at an exercise price of $21.125 per share, the closing price on the day prior to the grant. In November 1999, we granted options to purchase 1,560,000 shares of Class A Common Stock under the Equity Incentive Plan at an exercise price of $15.61 per share. In November 2000, we granted options to purchase 1,121,460 shares of Class A Common Stock under the Equity Incentive Plan at an exercise price of $14.6875 per share. In addition, in November 2000, we granted options to purchase 350,000 and 250,000 shares of Class A Common Stock to Mr. Cooling and Mr. Schimberg, respectively, at an exercise price of $14.25 per share.

     Options granted under the Equity Incentive Plan in 1995 and 1996 vest over a period of five years and options granted in 1997, 1998 and 1999 vest over a period of three years. The options granted to Mr. Cooling and Mr. Schimberg on November 10, 2000, vest 50% upon issuance and 50% after one year. All options granted under the Equity Incentive Plan expire ten years from the date of issuance. As of December 31, 2000, the number of options available for grants was 1,644,540.

     Stock Option Plan for Nonemployee Directors. We have a Stock Option Plan for Nonemployee Directors (the "Stock Option Plan for Nonemployee Directors"), which was implemented to attract and retain the services of experienced and knowledgeable nonemployee directors and nonemployee members of the advisory board of the Company. The Stock Option Plan for Nonemployee Directors provides each nonemployee director and each nonemployee advisory board member with an option to purchase a specified number of shares of Class A Common Stock. A total of 100,000 shares of Class A Common Stock is available for grant. The Stock Option Plan for Nonemployee Directors is administered by the Board of Directors or a subcommittee thereof. The Board of Directors has the discretion to amend, terminate or suspend the Stock Option Plan for Nonemployee Directors at any time. Pursuant to the Stock Option Plan for Nonemployee Directors, on April 7, 1995 we granted to each nonemployee director and nonemployee advisory board member options to purchase 1,670 shares of Class A Common Stock at an exercise price of $17.50 per share. On April 19, 1996, we granted to each nonemployee director and nonemployee advisory board member options to purchase 948 shares of Class A Common Stock at an exercise price of $19.62 per share. On November 13, 1997, we granted to each nonemployee director and nonemployee advisory board member (Mr. Gustavo A. Cisneros and Mr. Oswaldo J. Cisneros each received options to purchase 642 shares at an exercise price of $29.00) options to purchase 680 shares of Class A Common Stock at an exercise price of $29.9375 per share. In November 1998, we granted to each nonemployee director or advisory board member options to purchase 1,616 shares of Class A Common Stock at an exercise price of $21.125 per share. In November 2000, we granted to each nonemployee director or advisory board member options to purchase 1,910 shares of Class A Common Stock at an exercise price of $14.6875 per share. Options granted under the Stock Option Plan for Nonemployee Directors in 1995 and 1996 vest over a period of four years and options granted in 1997, 1998 and 2000 vest over a period of three years. In 1999, the Company did not grant options to its nonemployee directors or advisory board members. All options granted under the Stock Option Plan for Nonemployee Directors expire 10 years from the date of issuance.

     As of December 31, 2000, the total number of shares of Class A Common Stock underlying outstanding options granted under the Equity Incentive Plan and under the Stock Option Plan for Nonemployee Directors (after giving effect to the two-for-one stock split effected on March 31, 1997) was 7,003,224 shares.

EMPLOYMENT AGREEMENTS

     The Company has compensation arrangements or employment agreements with each of its current executive officers named in the "Summary Compensation Table".

MESSRS. COOLING AND SCHIMBERG:

     On November 10, 2000, the Compensation Committee of the Company adopted certain resolutions with respect to the compensation of Mr. Cooling and Mr. Schimberg, which were later approved and ratified by the board of directors.

     Pursuant to the resolutions, the executives were granted equity awards in amounts, and subject to the terms, previously described in the "Summary Compensation Table" and "Options/SAR Grants in 2000" table.

Messrs. Jimenez, Sacchi and Hernandez-Artigas:

     The employment agreements for Messrs. Jimenez, Sacchi and Hernandez-Artigas provide for:

     o A three-year term commencing October 1, 1999, with automatic one-year renewal;
     o An annual salary and an annual bonus at the discretion of the Company's board of directors; and
     o Participation in any pension, profit-sharing, vacation, insurance, hospitalization, medical health, disability and other employee benefit or welfare plan, program or policy that the Company may adopt, subject to eligibility and participation provisions set forth in the plan or program.

     The minimum annual salaries under the agreements are $600,000 for Mr. Jimenez; $325,000 for Mr. Sacchi; and $228,000 for Mr. Hernandez-Artigas.

     If an executive's employment agreement is terminated for cause (as defined in the agreement), the executive will only receive earned and unpaid base salary and incentive compensation accrued through such date of termination.

     The agreements contain provisions for severance payments and benefits if the Company terminates the executive's employment for reasons other than cause (as defined in the agreements), or if the executive terminates his employment for "good reason" (as defined in the agreements). In the event of termination for cause or in the event the employee terminate his employment for other than "good reason," the Company's obligations under the employment agreements cease and no special severance benefits will be paid.

     The agreements also contain provisions for severance payments and benefits if, after a change in control of the Company, the executive's employment is terminated other than for cause or if the executive terminates his employment for good reason. The agreements define change of control to mean:

     o    Approval by the Company's shareholders of:

          1. A corporate transaction which results in the Company's shareholders owning 50.1% or less of the combined voting power of the resulting company;
          2.   A liquidation or dissolution of the Company; or
          3. The sale of all or substantially all of the assets of the Company;

     o That individuals constituting the incumbent board of directors (as defined in the agreements) cease to constitute at least a majority of the Company's board of directors; or

     o That another person or group has become the beneficial owner of more than 20% of the total voting power of the Company's voting interests.

     Each agreement has a clause which prohibits the executive, for two years following the termination of employment other than by the Company without cause or by the executive for good reason, from competing directly or indirectly with the Company or disclosing proprietary or confidential information.

SEVERANCE AGREEMENT

     Pursuant to Mr. Sanchez-Loaeza's retirement as Chairman of the Board of Directors and Chief Executive Officer of the Company on October 5, 2000, Mr. Sanchez-Loaeza and the Company entered into a Severance Agreement and Mutual Release. Under the terms of the Severance Agreement, and pursuant to Mr. Sanchez-Loaeza's employment agreement with the Company, the Company paid Mr. Sanchez-Loaeza a lump sum equivalent to two and one-half times his base salary, plus two and one-half times his target bonus for the year 2000. The Company also paid a pro rata portion of Mr. Sanchez-Loaeza's incentive compensation for the year 2000. The Company will continue to provide the individual benefit programs described in the employment agreement for a period of 18 months following the end of Mr. Sanchez-Loaeza's employment with the Company. In addition, all stock options granted during the term of Mr. Sanchez-Loaeza's employment became fully vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 2000 were Mr. Wade T. Mitchell (Chairman), Mr. Woods W. Staton Welten, Lt. Gen. Donald Colin Mackenzie, Mr. Gustavo A. Cisneros, Mr. Luiz Fernando Furlan and Mr. Henry A. Schimberg. There were no relationships with respect to Compensation Committee interlocks and insider participation in compensation decisions during 2000.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

     We are not directly or indirectly owned or controlled by another corporation or by any foreign government.

     We have two classes of Common Stock and one series of Preferred Stock: the Class A Common Stock, which currently has no voting rights, the Class B Common Stock, which is entitled to one vote per share and the Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), which currently has certain rights as described in detail below. The holders of Class B Common Stock have the exclusive power to elect the Board of Directors and to determine the outcome of all matters to be decided by a vote of the shareholders. Class A Common Stock will not have voting rights unless certain events occur which will cause all outstanding shares of Class B Common Stock to be converted into shares of Class A Common Stock, at which point each share of Class A Common Stock will carry one vote. Such events, which may never occur, are specified in our Articles of Incorporation. Coca-Cola is the sole holder of the Series C Preferred Stock.

     Members of the Board of Directors, the advisory board and the executive officers of the Company beneficially own 8,181,009 shares of Class B Common Stock or approximately 92.0% of the outstanding shares of such class as of March 26, 2001, of which 5,155,052 shares are subject to the Voting Trust (as defined below).

     The following table sets forth beneficial ownership of the Class B Common Stock as of March 26, 2001 with respect to each person known by the Company to own beneficially more than 5% of the outstanding shares of Class B Common
Stock:

                                              SHARES OF CLASS B
     OWNER                                     COMMON STOCK     PERCENT OF CLASS
     -----                                  -----------------   ----------------

     Lt. Gen. Donald Colin Mackenzie,
     Mr. James M. Gwynn,
     Mr. Woods W. Staton Welten and
     Mr. Stuart A. Staton in the
     capacities as Voting Trustees
     under the Voting Trust Agreement*          5,155,052            58.0%

     The Coca-Cola Company                      2,247,113            25.3%

     Venbottling Holdings, Inc.                   778,844             8.8%

--------------------------------

* Except as otherwise indicated above, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned as set forth opposite such person's name.



     The following table shows the number of shares of the Company Class A and Class B Common Stock beneficially owned on December 31, 2000, by the directors, the individuals named in the "Summary Compensation Table" and all directors and current executive officers as a group.

                           STOCK OWNERSHIP TABLE

-------------------------------------------------------------------------------
                                                              PERCENT OF SHARES
NAME OF BENEFICIAL OWNER           SHARES BENEFICIALLY OWNED     OUTSTANDING
-------------------------          -------------------------  -----------------

Gustavo A. Cisneros                    3,863,607                   3.0%
Oswaldo J. Cisneros                    3,772,059                   2.9%
William G. Cooling                       103,429                      *
Luiz Fernando Furlan                      27,303                      *
James M. Gwynn                           356,604                      *
Alejandro Jimenez                         12,012                      *
Lt. Gen. Donald Colin Mackenzie           73,658                      *
Wade T. Mitchell                         172,482                      *
James J. Postl                             1,834                      *
Henry A. Schimberg                         2,642                      *
Houston Staton                         4,033,867                   3.1%
Stuart A. Staton                         222,948                      *
Woods W. Staton Welten                 4,268,247                   3.3%
Paulo J. Sacchi                               10                      *
Carlos Hernandez-Artigas                     300                      *
Jose Ignacio Huerta Gonzalez                  10                      *
Jorge Giganti                              6,970                      *
Moises Morales                                 -                      -
Roberto Ortiz                                300                      *
Francisco Sanchez-Loaeza                  90,210                      *
                                      ----------                  -----

Directors and Executive Officers
    as a Group (19 persons)           16,918,282                  13.2%
                                      ==========                  =====

---------------------------------
* Less than 1% of the outstanding shares of Class A and Class B Common Stock.

SERIES C PREFERRED STOCK

     The holder of the Series C Preferred Stock (the "Holder") is not entitled to receive any dividends with respect to the Series C Preferred Stock and is entitled to a preference on the liquidation, dissolution or winding-up of the Company of $1.00. Pursuant to the Certificate of Designation for the Series C Preferred Stock, we have agreed not to take certain actions without the approval of the Holder, including, but not limited to: (i) certain consolidations, mergers and sales of substantially all of our assets; (ii) any acquisition or sale of a business (or an equity interest therein) if the purchase price or sales price thereof, as the case may be, exceeds a material amount (as defined therein); (iii) entry into any new significant line of business or termination of any existing significant line of business;
(iv) certain capital expenditures and acquisitions and dispositions of fixed assets; (v) certain transactions with affiliates (as defined); (vi) certain changes in our policy with respect to dividends or distributions to shareholders; and (vii) certain changes to our Articles of Incorporation or By-laws. These rights are subject to certain exceptions and qualifications and may be suspended or terminated in certain circumstances.

     The Holder has no voting rights except as provided for above and except for any voting rights provided by law. The Holder is entitled to designate for election to the Board of Directors a certain number of designees depending on the percentage of the outstanding capital stock beneficially owned by it.

     The Holder of the Series C Preferred Stock has certain rights to purchase additional shares of common stock issued by the Company to maintain its proportionate interest, subject to certain exceptions and limitations.

     The Series C Preferred Stock may not be transferred to any person other than Coca-Cola or a corporation 100% of the capital stock of which (other than directors' qualifying shares or shares held by persons to comply with local law) is owned, directly or indirectly, by Coca-Cola; provided that if such subsidiary is a person other than the Coca-Cola Export Corporation ("Export"), such subsidiary shall have agreed to be bound by the provisions of the Investment Agreement (as defined below). Upon any transfer in violation of such restrictions, the Series C Preferred Stock shall convert automatically to a share of Class A Common Stock.

     Pursuant to the investment agreement (the "Investment Agreement") dated November 1, 1995, between us and Export, a wholly owned subsidiary of Coca-Cola, for so long as Export is entitled to delegate one or more individuals for election to our Board of Directors, in the event of certain subsequent new issues of Common Stock, Coca-Cola will have the right to purchase shares of Common Stock from us (on the terms of such new issue) in order to maintain its economic and voting interest in Panamco. Under certain circumstances (but not currently), Export has the right to request that we file a registration statement so as to permit or facilitate the sale or distribution of shares of Class A Common Stock beneficially owned by Coca-Cola. In addition, in certain instances (but not currently), when we propose to register under the Securities Act of 1933 shares of our Common Stock in connection with an underwritten offer for our own account, we must offer Export the opportunity to include in such registration statement shares of Common Stock beneficially owned by Coca-Cola.

VOTING TRUST

     The beneficial owners of 5,155,052 shares of Class B Common Stock, who are no longer the holders of record of such shares, representing approximately 58% of the shares of such class, have entered into a Voting Trust Agreement, amended and restated as of April 20, 1993, as amended (the "Voting Trust"), among such beneficial owners and Lt. Gen. Donald Colin Mackenzie, Mr. James M. Gwynn, Mr. Woods W. Staton Welten and Mr. Stuart A. Staton, as the voting trustees (the "Voting Trustees"). The Voting Trust will expire on January 11, 2013. The Voting Trust may be amended at any time by the holders of voting trust certificates representing 70% of the shares subject to the Voting Trust. Under the terms of the Voting Trust, the Voting Trustees may vote as they, in their sole discretion, deem to be in the best interests of the holders of the voting trust certificates. However, the Voting Trustees are not permitted to vote on any proposal for a merger, consolidation or certain other significant transactions involving the Company, except as directed by the individual holders of the voting trust certificates (or, if no such direction is received, in accordance with the recommendation of our Board of Directors). The Voting Trustees also agreed with Coca-Cola and Export (i) to vote for Coca-Cola's designees for election to our Board of Directors and (ii) not to take any action or cause us to take any action the effect of which would circumvent or adversely affect or be inconsistent with any of the terms of the Series C Preferred Stock. The Voting Trustees have also agreed with Venbottling to vote for Venbottling's designees for election to our Board of Directors. The Voting Trustees are directors of the Company. See "Item 10.-- Directors and Officers of the Registrants".

     The Voting Trustees will serve for five-year terms, unless earlier removed by the holders of voting trust certificates representing 70% of the shares subject to the Voting Trust. Effective January 11, 1998, Messrs. Mackenzie, Gwynn and Staton Welten were reelected as Trustees and Mr. Stuart
A. Staton was elected Trustee and also a member of our Board of Directors for the first time. The Voting Trustees are not permitted to transfer the shares of Class B Common Stock or any other voting securities which may be held in the Voting Trust. The Voting Trust is on file at our registered office, Dresdner Bank, Seventh Floor, 50th Street, City of Panama, Republic of Panama, and is available on request of the Secretary. No holder of voting trust certificates issued pursuant to the Voting Trust beneficially owns more than 10% of the Class B Common Stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Supply of Raw Materials

     Many of the raw materials and supplies used in Venezuela are purchased from companies owned by members of the Cisneros family, the former owners of Panamco Venezuela. We believe the terms of such arrangements are no less favorable to us than those that could be obtained from independent third parties.

FRANCHISE ARRANGEMENTS

     The Coca-Cola Company (or its subsidiaries) has entered into exclusive Bottling Agreements with each of our Bottlers. The Bottling Agreements expire on various dates. In 1995, we and The Coca-Cola Company agreed that all bottling agreements of our Mexican subsidiaries will have a uniform term ending in 2005, renewable for additional ten-year terms. In 2000, The Coca-Cola Company entered into a bottling agreement with our Guatemalan subsidiary for a five-year term. In general, the Brazilian, Venezuelan, Nicaraguan, Costa Rican and Colombian agreements are for five-year terms, renewable for additional five-year terms.

     The Bottling Agreements regulate the preparation, bottling and distribution of beverages in the applicable franchise territory. The Bottling Agreements authorize the Bottlers to use the concentrates purchased from The Coca-Cola Company to bottle, distribute and sell a variety of beverages under certain brand names and in certain approved presentations and to utilize the trademarks of The Coca-Cola Company to promote such products.

     The Coca-Cola Company reserves the right to market independently or license post-mix products, although we believe that The Coca-Cola Company will not exercise these rights as long as we aggressively pursue the marketing of their products in our territories. The Bottlers must purchase the concentrate from The Coca-Cola Company and follow The Coca-Cola Company's exact mixing instructions. Each Bottler may purchase only the quantities of concentrates required in connection with its business and must use them exclusively for preparation of the beverages and for no other purpose. The Bottlers may not sell concentrate to third parties without The Coca-Cola Company's consent.

     In the event of a problem with the quality of a beverage, The Coca-Cola Company may require the Bottler to take all necessary measures to withdraw the beverage from the market. The Coca-Cola Company must also approve the types of container used in bottling and controls the design and decoration of the bottles, boxes, cartons, stamps and other materials used in production. The agreements grant The Coca-Cola Company the right to inspect the products.

     The prices The Coca-Cola Company may charge us for concentrates are fixed by The Coca-Cola Company from time to time at its discretion. The Coca-Cola Company currently charges us a percentage of the weighted average wholesale price (net of taxes) of each case sold to retailers within each of our franchise territories. At present, we make payments to The Coca-Cola Company in U.S. dollars for purchases of concentrates by Panamco Venezuela, Panamco Nicaragua, Panamco Colombia and Panamco Guatemala. Purchases by Panamco Mexico, Panamco Brasil and Panamco Costa Rica are made in local currency. We pay no additional compensation to The Coca-Cola Company under the licenses for the use of the associated trade names and trademarks. Subject to local law, The Coca-Cola Company has the right to limit the wholesale prices of its products.

     As it has in the past, The Coca-Cola Company may, in its discretion, contribute to our advertising and marketing expenditures as well as undertake independent advertising and market activities. The Coca-Cola Company has routinely established annual budgets with us for cooperative advertising and promotion programs.

     The Bottling Agreements require the Bottlers to maintain adequate production and distribution facilities, quality control standards and sound financial capacity and to meet certain reporting requirements.

The Bottling Agreements also prohibit the Bottlers from distributing The Coca-Cola Company's products outside their territories and from producing any other cola beverages. In addition, the Bottling Agreements require us to obtain The Coca-Cola Company's approval before we can produce or distribute other nonalcoholic beverages.

     The Bottlers may not assign, transfer or pledge their Bottling Agreements, or any interest therein, whether voluntarily, involuntarily or by operation of law, without the prior consent of The Coca-Cola Company. Moreover, the Bottlers may not enter into any contract or other arrangement to manage or participate in the management of any other bottler without the prior consent of The Coca-Cola Company. In addition, we may not sell or otherwise transfer ownership of any of the Bottlers.

     Either party may terminate a Bottling Agreement in the event of a breach by the other party which remains uncured after 60 days. If a Bottler fails to comply with its obligations, The Coca-Cola Company may prohibit the production of The Coca-Cola Company's products until such noncompliance is corrected.

SERIES C PREFERRED STOCK

     The Holder of the Series C Preferred Stock (Export, a wholly-owned subsidiary of The Coca-Cola Company) is not entitled to receive any dividends with respect to the Series C Preferred Stock and is entitled to a preference on the liquidation, dissolution or winding-up of the Company of $1.00. Pursuant to the Certificate of Designation for the Series C Preferred Stock, we have agreed not to take certain actions without the approval of the Holder, including, but not limited to: (i) certain consolidations, mergers and sales of substantially all of our assets; (ii) any acquisition or sale of a business (or an equity interest therein) if the purchase price or sales price thereof, as the case may be, exceeds a material amount (as defined therein); (iii) entry into any new significant line of business or termination of any existing significant line of business; (iv) certain capital expenditures and acquisitions and dispositions of fixed assets; (v) certain transactions with affiliates (as defined); (vi) certain changes in our policy with respect to dividends or distributions to shareholders; and (vii) certain changes to our Articles of Incorporation or By-laws. These rights are subject to certain exceptions and qualifications and may be suspended or terminated in certain circumstances.

     The Holder has no voting rights except as provided for above and except for any voting rights provided by law. The Holder is entitled to designate for election to the Board of Directors a certain number of designees depending on the percentage of the outstanding capital stock beneficially owned by it.

     The Holder of the Series C Preferred Stock has certain rights to purchase additional shares of common stock issued by the Company to maintain its proportionate interest, subject to certain exceptions and limitations.

     The Series C Preferred Stock may not be transferred to any person other than Coca-Cola or a corporation 100% of the capital stock of which (other than directors' qualifying shares or shares held by persons to comply with local law) is owned, directly or indirectly, by Coca-Cola; provided that if such subsidiary is a person other than Export, such subsidiary shall have agreed to be bound by the provisions of the Investment Agreement (as defined below). Upon any transfer in violation of such restrictions, the Series C Preferred Stock shall convert automatically to a share of Class A Common Stock.

     Pursuant to the Investment Agreement dated November 1, 1995, between us and Export, for so long as Export is entitled to delegate one or more individuals for election to our Board of Directors, in the event of certain subsequent new issues of Common Stock, Coca-Cola will have the right to purchase shares of Common Stock from us (on the terms of such new issue) in order to maintain its economic and voting interest in Panamco. Under certain circumstances (but not currently), Export has the right to request that we file a registration statement so as to permit or facilitate the sale or distribution of shares of Class A Common Stock beneficially owned by Coca-Cola. In addition, in certain instances (but not currently), when we propose to register under the Securities Act of 1933 shares of our Common Stock in connection with an underwritten offer for our own account, we must offer Export the opportunity to include in such registration statement shares of Common Stock beneficially owned by Coca-Cola.

SHAREHOLDER AGREEMENT WITH VENBOTTLING HOLDINGS, INC.

     Pursuant to a Shareholder Agreement (the "Shareholder Agreement"), dated May 9, 1997, entered by us and Venbottling Holdings, Inc. ("Venbottling") Gustavo A. Cisneros and Oswaldo J. Cisneros have the right to be appointed to our board of directors. If Venbottling ownership of the total outstanding Common Stock of the Company decreases below 7.5%, Venbottling shall cause one of its representatives to resign from the board of directors and if its ownership decreases below 5% of the total outstanding Common Stock of the Company, Venbottling shall cause its representatives to resign from the board of directors. In addition, Venbottling has the right to request that we file a registration statement so as to permit or facilitate the sale or distribution of shares beneficially owned by it. Also, in certain circumstances when we propose to register under the Securities Act of 1933 shares of our Common Stock in connection with an underwritten offer for our own account we must offer Venbottling the opportunity to include in such registration statement shares of Common Stock beneficially owned by it.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1),(2) The Financial Statements and Schedule II--Valuation and Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a)(3)        Exhibits:

Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1            Restatement of Articles of Incorporation of the Company.

3.2            Amended and Restated By-laws of the Company.

4.1 Indenture dated as of July 11, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form F-4, File No. 333-7918).

4.2 Registration Rights Agreement dated as of July 11, 1997, by and between the Company and Lazard Freres & Co. LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form F-4, File No. 333-7918).

9.1 Voting Trust Agreement as amended and restated as of July 15, 1993 (incorporated herein by reference to Exhibit 9.1 of the Company's Registration Statement on Form F-1, File No. 33-67978).

10.1 Purchase Agreement dated July 8, 1997, between the Company and Lazard Freres & Co. LLC (incorporated herein by reference to
               Exhibit 10.1 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.2 Exchange Agreement dated as of May 9, 1997, by and among the Company, Venbottling Holdings, Inc., Atlantic Industries and Embotelladora Coca-Cola y Hit de Venezuela, S.A. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.3 Escrow Agreement dated as of May 9, 1997, by and among the Company, Venbottling Holdings, Inc., Atlantic Industries and Swiss Bank Corporation (Overseas), S.A. (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.4 Shareholder Agreement dated as of May 9, 1997, by and among the Company and Venbottling Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form F-4, File No. 333-7918)

10.5 Voting Agreement dated as of May 9, 1997, by and among Venbottling Holdings, Inc., Lt. Gen. Donald Colin Mackenzie, James M. Gwynn and Woods W. Staton II, in their capacity as voting trustees, and the Voting Trust created pursuant to the Voting Trust Agreement (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.6 Voting Agreement dated August 10, 1993, among The Coca-Cola Company and Lt. Gen. Donald Colin Mackenzie, James M. Gwynn and Woods W. Staton Welton, in their capacity as voting trustees (incorporated herein by reference to the Company's Registration Statement on Form F-1, File No. 33-67978).

10.7 Supplement No. 1 dated as of May 9, 1997, by and among the Company, The Coca-Cola Company and The Coca-Cola Export Corporation in respect of the Amended and Restated Investment Agreement dated as of November 1, 1995, by and among the Company, The Coca-Cola Company and The Coca-Cola Export Corporation (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.8 Amended and Restated Investment Agreement dated as of November 1, 1995, by and among the Company, The Coca-Cola Company and The Coca-Cola Export Corporation (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.9 Investment Agreement dated August 10, 1993, among the Company, The Coca-Cola Company and The Coca-Cola Export Corporation (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form F-1, File No. 33-67978).

10.10 Stock Subscription Agreement dated August 10, 1993, between the Company and The Coca-Cola Export Corporation (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form F-1, File No. 33-67978).

10.11 Stock Purchase Agreement dated June 8, 1993, among the Company and the several shareholders described therein (incorporated herein by reference to the Company's Registration Statement on Form F-1, File No. 33-67978).

10.12 Letter Agreement dated May 9, 1997, among Atlantic Industries, Venbottling Holdings, Inc. and the Company (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.13 Letter Agreement dated May 9, 1997, between The Coca-Cola Company and the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.14 Letter Agreement dated May 9, 1997, among Oswaldo Cisneros Fajardo, Gustavo Cisneros Rendiles, Ricardo Cisneros Rendiles, the Company and The Coca-Cola Company (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.15          Letter Agreement dated May 9, 1997, between The Coca-Cola
               Company and Embotelladora Coca-Cola y Hit de Venezuela, S.A. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.16 Letter Agreement dated May 9, 1997, among Oswaldo Cisneros Fajardo, Gustavo Cisneros Rendiles, Ricardo Cisneros Rendiles and the Company (incorporated herein by reference to Exhibit
               10.16 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.17 Indenture dated as of March 1, 1996, between the Company and Chemical Bank, as Trustee, in respect of the Company's 8.125% Senior Notes due 2003 (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.18 Supplemental Indenture dated as of March 27, 1996, between the Company and Chemical Bank, as Trustee, in respect of the Company's 8.125% Senior Notes due 2003 (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.19 Stock Purchase and Sale Agreement dated August 14, 1997 among Maria Rosario Lacayo Gil de Graziano, Maria Gabriela Cardenal Lacayo, Manuel Ignacio Lacayo Gil and the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.20 Credit Agreement dated as of December 29, 1997, among the Company, the financial institutions identified therein as "Lenders" and ING Baring (U.S.) Capital Corporation, as Agent (incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.21 Stock Purchase Agreement dated March 25, 1998, among Interamerican Financial Corporation, the Company, Charver Incorporated and Carlos Humberto Gonzalez (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.22 Deposit Agreement dated March 25, 1998, between Charver Incorporated and the Company (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form F-4, File No. 333-7918).

10.23 Stock Purchase Agreement for Shares dated as of September 15, 1998, among Diecity, S.A., Dixer Distribuidora de Bebidas, S.A. and Refrigerantes Do Oeste, S.A. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 20-F, File No. 1-12290).

10.24 Credit Agreement dated as of September 9, 1998, among Panamerican Beverages, Inc., Certain Financial Institutions ING Baring (U.S.) Capital Corporation, Inc. and Bank of America National Trust & Savings Association (incorporated herein by reference to Exhibit 10.2 of the Company's Form 20-F, File No. 333-7918).

10.25 Escrow Agreement dated as of September 30, 1998, by and among Dixer Distribuidora de Bebidas, S.A., Yetready S.A. and Discount Bank and Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 20-F, File No. 1-12290).

10.26 Loan Agreement dated as of December 23, 1998, between Panamerican Beverages, Inc. and Coca-Cola Financial Corporation (incorporated herein by reference to Exhibit 10.4 of the Company's Form 20-F, File No. 1-12290).

10.27 Credit Agreement, dated July 18, 2000, between Panamco de Venezuela, S.A. and Inarco International Bank, N.V.

10.28 Credit Agreement, dated July 18, 2000, among Panamco de Venezuela, S.A., Panamerican Beverages, Inc. and Inarco International Bank, N.V.

10.29 Account Opening Agreement, dated July 18, 2000, between Panamerican Beverages, Inc. and Citibank, N.A.

10.30 Confirmation of Account Opening Agreement, dated July 18, 2000, between Panamerican Beverages, Inc. and Citibank, N.A.

10.31 Amended and Restated Credit Agreement, dated November 21, 2000, among Panamerican Beverages, Inc., the Lenders listed therein and ING Baring (U.S.) Capital LLC.

10.32 Joinder Agreement, dated November 24, 2000, among Panamerican Beverages, Inc, ING Baring (U.S.) Capital LLC, and Hua Nan Commercial Bank Ltd.

10.33 Stock Purchase Agreement, dated December 15, 2000, between Panamerican Beverages, Inc. and Panamco Mexico S.A. de C.V.

10.34 Customer's Outsourcing Agreement, dated December 1, 2000, between Administracion S.A. de C.V. and E.D.S. de Mexico S.A. de C.V.

10.35 Customer's Outsourcing Agreement, dated December 1, 2000, between Spal Industria Brasilera de Bebidas, S.A. and Electronic Data Systems do Brasil Ltda.

10.36 Customer's Outsourcing Agreement, dated December 1, 2000 between Panamco Colombia, S.A. and Electronic Data Systems Colombia S.A.

10.37 Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco de Venezuela, S.A. and Electronic Data Systems de Venezuela "EDS" C.A.

10.38 Customer's Outsourcing Agreement, dated December 1, 2000, between Embotelladora Panamco Tica, S.A. and Electronic Data Systems (EDS) de Costa Rica S.A.

10.39 Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco de Nicaragua, S.A. and Electronic Data Systems
               (EDS) de Nicaragua y Cia. Ltda.

10.40 Customer's Outsourcing Agreement, dated December 1, 2000, between Embotelladora Central, S.A. and Electronic Data Systems
               (EDS) de Guatemala S.A.

10.41 Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco L.L.C. Electronic Data Systems Corporation.

10.42          Employment Agreement between the Company and Alejandro Jimenez.

10.43          Employment Agreement between the Company and Carlos
               Hernandez-Artigas.

10.44 Severance Agreement and Mutual Release between the Company and Francisco Sanchez-Loaeza.

21.1           Subsidiaries of the Registrant.

23.1           Consent of Independent Public Accountants.

(b) The Company filed a Current Report on Form 8-K (File No. 001-12290) on October 12, 2000.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PANAMERICAN BEVERAGES, INC.




Dated:  March 28, 2001         By:  /s/ Paulo J. Sacchi
                                   -----------------------------------------
                                   Paulo J. Sacchi, Senior Vice President,
                                   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  March 28, 2001         By:  /s/ William G. Cooling
                                   -----------------------------------------
                                   William G. Cooling, Director, Chairman of
                                   the Board and Chief Executive Officer



Dated:  March 28, 2001         By:  /s/ Henry A. Schimberg
                                   -----------------------------------------
                                   Henry A. Schimberg, Director,
                                   Vice Chairman of the Board


Dated:  March 28, 2001         By:  /s/ Alejandro Jimenez
                                   -----------------------------------------
                                   Alejandro Jimenez, Director, President
                                   and Chief Operating Officer


Dated:  March 28, 2001         By:  /s/ Gustavo A. Cisneros
                                   -----------------------------------------
                                   Gustavo A. Cisneros, Director



Dated:  March 28, 2001         By:
                                   -----------------------------------------
                                   Oswaldo J. Cisneros, Director



Dated:  March 28, 2001         By:
                                   -----------------------------------------
                                   Gary P. Fayard, Director

Dated:  March 28, 2001         By:
                                   -----------------------------------------
                                   Luis Fernando Furlan, Director


Dated:  March 28, 2001         By:  /s/ James M. Gwynn
                                   -----------------------------------------
                                   James M. Gwynn, Director



Dated:  March 28, 2001         By:  /s/ Lt. Gen. Donald Colin Mackenzie
                                   -----------------------------------------
                                   Lt. Gen. Donald Colin Mackenzie, Director



Dated:  March 28, 2001         By:  /s/ Wade T. Mitchell
                                   -----------------------------------------
                                   Wade T. Mitchell, Director



Dated:  March 28, 2001         By:
                                   -----------------------------------------
                                   James J. Postl, Director



Dated:  March 28, 2001         By:  /s/ Houston Staton
                                   -----------------------------------------
                                   Houston Staton, Director



Dated:  March 28, 2001         By:  Stuart A. Staton
                                   -----------------------------------------
                                   Stuart A. Staton, Director



Dated:  March 28, 2001        By:  /s/ Woods W. Staton Welten
                                   -----------------------------------------
                                   Woods W. Staton Welten, Director

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                 PAGE

Report of Independent Public Accountants..................................F-2

Consolidated Balance Sheets at December 31, 2000 and 1999.................F-3

Consolidated Statements of Operations for the Years
  Ended December 31, 2000, 1999 and 1998..................................F-6

Consolidated Statements of Shareholders' Equity for Years
  Ended December 31, 2000, 1999 and 1998..................................F-7

Consolidated Statements of Cash Flows for Years
  Ended December 31, 2000, 1999 and 1998..................................F-9

Notes to Consolidated Financial Statements................................F-12

Report of Independent Public Accountants on Schedule......................F-55

Schedule II - Valuation and Qualifying Accounts...........................F-56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Panamerican Beverages, Inc.:

     We have audited the accompanying consolidated balance sheets of Panamerican Beverages, Inc. (a Panamanian corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accountnig principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panamerican Beverages, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Miami, Florida,
  January 31, 2001 (except with respect to the matters discussed in Note 20, as to which the date is February 28, 2001).

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

    (Stated in thousands of United States of America ("U.S.") dollars, except per share amounts)


                                                          DECEMBER 31,
                                             ---------------------------------
                                                    2000            1999
                                             ----------------- ---------------
         ASSETS

Current Assets:
  Cash and equivalents                           $   191,773   $   152,648
  Accounts receivable, net                           138,473       133,776
  Inventories, net                                   105,439       122,978
  Other current assets                                30,268        17,648
                                                 -----------   -----------
    Total Current Assets                             465,953       427,050

Investments                                          158,006       215,129
Long-term receivables                                  7,204        17,050
Property, plant and equipment, net                 1,125,719     1,218,383
Bottles and cases, net                               236,527       310,856
Deferred income taxes                                 99,165        89,203
Cost in excess of net assets acquired, net           903,683     1,292,414
Other assets                                          30,064        43,037
                                                 -----------   -----------

    Total Assets                                 $ 3,026,321   $ 3,613,122
                                                 ===========   ===========






                                (Continued)

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of U.S. dollars, except per share amounts)

                                (Continued)

                                                          December 31,
                                             ---------------------------------
                                                    2000            1999
                                             ----------------- ---------------

         LIABILITIES

Current Liabilities:
  Accounts payable                               $   171,239   $   152,230
  Current portion of long-term obligations           184,889        64,640
  Bank loans                                          40,295        33,529
  Income taxes payable                                40,760        29,626
  Deferred income taxes                               19,258        22,459
  Sales and other taxes payable                       58,007        41,435
  Current portion of employee severance payments      12,335         5,586
  Employee profit sharing                             16,405        11,360
  Accrued facility reorganization costs               47,875             -
  Other accrued liabilities                           47,161        34,553
                                                 -----------   -----------
    Total Current Liabilities                        638,224       395,418
                                                 -----------   -----------
Long-term Liabilities:
  Long-term obligations, net of current portion    1,028,575     1,249,972
  Pensions and employee severance payments            17,144        28,659
  Deferred income taxes                               92,706       133,656
  Other liabilities                                   54,556        25,547
                                                 -----------   -----------
    Total Long-term Liabilities                    1,192,981     1,437,834
                                                 -----------   -----------

 Total Liabilities                                 1,831,205     1,833,252
                                                 -----------   -----------






                                (Continued)

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of U.S. dollars, except per share amounts)

                                (Continued)

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                                2000              1999
                                                         -------------------- --------------------
Commitments and contingencies (Notes 12, 13 and 14)

Minority interest in consolidated subsidiaries                  27,805            27,974
                                                                ------            ------
         SHAREHOLDERS' EQUITY

     Class C preferred stock, $0.01 par value;
     50,000 shares authorized; 2 shares issued
     and outstanding at December 31, 2000 and
     1999, respectively                                              -                 -

     Class A common stock,  $0.01 par value;
     136,745,820  and  136,662,871 shares issued
     and 119,742,584 and 120,381,600 shares outstanding
     at December 31, 2000 and 1999, respectively                 1,367             1,367

     Class B common  stock,  $0.01 par  value;
     11,266,042 and 11,348,991 shares issued
     and 8,888,435 and 8,971,555 shares outstanding
     at December 31, 2000 and 1999, respectively                   113               113

     Capital in excess of par value                          1,585,498         1,584,788
     Retained earnings                                          50,632           586,196
     Accumulated other comprehensive loss                     (399,541)         (363,269)
                                                           -----------       -----------
                                                             1,238,069         1,809,195
     Less 19,380,843 and 18,658,707 treasury
     shares held at December 31, 2000 and 1999,
     respectively, at cost                                     (70,758)          (57,299)
                                                           -----------       -----------
         Total Shareholders' Equity                          1,167,311         1,751,896
                                                           -----------       -----------
 Total Liabilities and Shareholders' Equity                $ 3,026,321       $ 3,613,122
                                                           ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
      (Stated in thousands of U.S. dollars, except per share amounts)


                                                                  Year Ended December 31,
                                                -------------------------------------------------------
                                                       2000               1999               1998
                                                -----------------  -----------------  -----------------
Net sales                                          $ 2,599,411       $  2,415,817        $ 2,773,276
Cost of sales, excluding depreciation
     and amortization                                1,243,485          1,191,883          1,425,246
                                                   -----------       ------------       ------------
     Gross profit                                    1,355,926          1,223,934          1,348,030
                                                   -----------       ------------       ------------
Operating expenses:
     Selling and distribution                          636,739            572,038            657,138
     General and administrative                        244,551            251,450            222,327
     Depreciation and amortization                     274,046            214,539            253,112
     Amortization of goodwill                           35,819             36,284             35,739
     Facilities reorganization charges                 503,659             35,172                  -
                                                   -----------       ------------        -----------
                                                     1,694,814          1,109,483          1,168,316
                                                   -----------       ------------        -----------

     Operating income (loss)                          (338,888)           114,451            179,714
                                                   -----------       ------------        -----------
Other income (expense):
     Interest income                                    31,933             28,962             12,817
     Interest expense                                 (142,299)          (129,072)           (98,152)
     Other income (expense), net                       (31,662)           (39,296)            22,136
     Nonrecurring income, net                                -                  -             60,486
                                                   -----------       ------------        -----------
                                                      (142,028)          (139,406)            (2,713)
                                                   -----------       ------------        -----------

     Income (loss) before income taxes                (480,916)           (24,955)           177,001
Provision for income taxes                              21,800             31,254             51,374
                                                   -----------       ------------        -----------

     Income (loss) before minority interest           (502,716)           (56,209)           125,627
Minority interest in earnings of subsidiaries            1,944              3,695              5,305
                                                   -----------       ------------        -----------

     Net income (loss)                             $  (504,660)      $    (59,904)       $   120,322
                                                   ============      ============        ===========

Basic earnings (loss) per share                    $     (3.92)      $      (0.46)       $      0.93
                                                   ===========       ============        ===========
Basic weighted average shares outstanding              128,833            129,683            129,538
                                                   ===========       ============        ===========

Diluted earnings (loss) per share                  $     (3.92)      $      (0.46)       $      0.92
                                                   ===========       ============        ===========
Diluted weighted average shares outstanding            128,833            129,683            130,792
                                                   ===========       ============        ===========



 The accompanying notes are an integral part of these consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
        (Stated in thousands of U.S. dollars, except per share amounts)





                                            Shares                                       Amounts
                                     ------------------------   -------------------------------------------------------------------

                                        Issued       Held in      Common   Capital in  Retained    Accumu-    Treasury    Total
                                                    Treasury      Stock,   Excess of   Earnings     lated      Shares,    Share-
                                                                  $0.01    Par Value                Other      At Cost   holders'
                                                                Par Value                          Compre-               Equity
                                                                                                   hensive
                                                                                                    Loss

Balance, December 31, 1997           148,011,864   18,566,076   $  1,480   $1,580,678  $588,007   $(181,979) $ (50,416) $1,937,770
  Comprehensive income:
    Net income                                 -            -          -            -   120,322           -          -     120,322
    Initial effect on deferred taxes
      relating to the change in
      functional currency in the
      Brazilian subsidiaries                   -            -          -            -         -      (7,660)         -      (7,660)
    Translation adjustments
      (including $(1,108) from
      intercompany balances and
      $366 from taxes)                         -            -          -            -         -     (43,702)         -     (43,702)
    Pension plan                               -            -          -            -         -        (949)         -        (949)
                                                                                                                        ------------
    Total comprehensive income                                                                                              68,011
                                                                                                                        ------------
  Compensation expense from
      equity incentive plan                    -            -          -          546         -           -          -         546
  Share repurchase                             -        4,356          -            -         -           -        (81)        (81)
  Stock options exercised                      -     (203,809)         -        2,535         -           -        553       3,088
  Dividends declared
     ($0.24 per share)                         -            -          -            -   (31,100)          -          -     (31,100)
                                    ---------------------------------------------------------- -------------------------------------
Balance, December 31, 1998           148,011,864   18,366,623      1,480    1,583,759   677,229    (234,290)   (49,944)  1,978,234
  Comprehensive loss:
    Net loss                                   -            -          -            -   (59,904)          -          -     (59,904)
    Initial effect on deferred taxes
      relating to the change in
      functional currency in the
      Mexican subsidiaries                     -            -          -            -         -     (4,937)          -      (4,937)
    Translation adjustments
      (including $(15,527) from
      intercompany balances and
      $7,005 from taxes)                       -            -          -            -         -   (125,566)          -    (125,566)
    Pension plan                               -            -          -            -         -       1,524          -       1,524
                                                                                                                        ------------
    Total comprehensive loss                                                                                              (188,883)
                                                                                                                        ------------
  Share repurchase                             -      368,584          -            -         -           -     (7,568)     (7,568)
  Stock options exercised                      -      (76,500)         -        1,029         -           -        213       1,242
  Dividends declared
    ($0.24 per share)                          -            -          -            -   (31,129)          -          -     (31,129)
                                    ---------------------------------------------------------- ----------------------------------
Balance, December 31, 1999           148,011,864   18,658,707     $1,480   $1,584,788  $586,196   $(363,269) $ (57,299) $1,751,896


                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
       (Stated in thousands of U.S. dollars, except per share amounts)

                                  (Continued)




                                            Shares                                       Amounts
                                     ------------------------   -------------------------------------------------------------------

                                        Issued       Held in      Common   Capital in  Retained    Accumu-    Treasury    Total
                                                    Treasury      Stock,   Excess of   Earnings     lated      Shares,    Share-
                                                                  $0.01    Par Value                Other      At Cost   holders'
                                                                Par Value                          Compre-               Equity
                                                                                                   hensive
                                                                                                    Loss
                                     ------------------------   -------------------------------------------------------------------

Balance, December 31, 1999           148,011,864   18,658,707   $  1,480   $1,584,788  $586,196   $(363,269) $ (57,299) $1,751,896
  Comprehensive loss:
     Net loss                                  -            -          -            -  (504,660)          -          -    (504,660)
     Translation adjustments
       (including $(5,977) from
       intercompany balances and
       $1,972 from taxes)                      -            -          -            -         -     (35,895)         -     (35,895)
     Pension plan                              -            -          -            -         -        (377)         -        (377)
                                                                                                                        -----------
     Total comprehensive loss                                                                                             (540,932)
                                                                                                                        -----------
  Share repurchase                             -      785,295          -            -         -           -    (13,675)    (13,675)
  Stock options exercised                      -      (25,000)         -          326         -           -         79         405
  Directors' compensation                      -      (38,159)         -          384         -           -        137         521
  Dividends declared
     ($0.24 per share)                         -            -          -      (30,904)        -           -    (30,904)
                                    ------------   ----------   --------   ----------  --------   ---------  ---------- -----------
Balance, December 31, 2000           148,011,864   19,380,843   $  1,480   $1,585,498  $ 50,632   $(399,541) $ (70,758) $1,167,311
                                     ===========   ==========   ========   ==========  ========   ========== ==========  ==========







The accompanying notes are an integral part of these consolidated financial statements.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)




                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                          2000           1999           1998
                                                                      -------------- ------------------------
 Cash flows from operating activities:
     Net income (loss)                                                $ (504,660)    $  (59,904)    $  120,322
                                                                      -----------    -----------    -----------
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
     Depreciation and amortization                                       309,865        250,823        288,851
     Gain on foreign currency translation                                (11,664)       (14,785)        (4,607)
     Minority interest in earnings of subsidiaries                         1,944          3,695          5,305
     Deferred income tax benefit and change in valuation
       allowance                                                         (75,681)       (39,401)        (5,898)
     Provision for legal contingencies                                     5,166          2,295        (57,884)
     Pensions                                                              6,890          5,760         11,203
     Loss (gain) on property, plant and equipment
       and investment disposals                                            3,642         (1,714)         6,738
     Equity in losses of unconsolidated companies,
       net of cash dividends received                                      1,189          4,371          3,550
     Noncash facilities reorganization charges                           415,088         20,270              -
     Nonoperating charges                                                  5,977          4,391              -
     Other                                                                 5,433          8,512          5,198
     Changes in operating assets and liabilities:
       Accounts receivable                                               (14,393)        55,441        (60,546)
       Inventories                                                        15,025         24,135        (37,673)
       Other current assets                                                6,506         11,283         (9,499)
       Long-term receivables                                               4,562         (1,370)        (8,309)
       Accounts payable                                                   27,165        (71,714)        28,571
       Income taxes and employee profit sharing                           16,107         42,563        (22,356)
       Sales and other taxes payable                                      20,861          2,303         (6,279)
       Employee severance payments                                        (2,835)        (3,962)        (1,245)
       Other assets and liabilities                                       61,252        (16,846)        14,818
                                                                       ----------     ----------     ----------

     Total adjustments                                                   802,099        286,050        149,938
                                                                       ----------     ----------     ----------

     Net cash provided by operating activities                           297,439        226,146        270,260
                                                                       ----------     ----------     ----------




                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)


                                  (Continued)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                          2000           1999           1998
                                                                      -------------- ------------------------
 Cash flows from investing activities:

     Capital expenditures                                             $ (123,897)    $ (163,203)    $ (302,215)
     Purchases of bottles and cases                                      (73,746)       (74,591)      (124,438)
     Purchases of investments                                             (4,982)      (190,409)       (97,388)
     Proceeds from sale of investments                                    54,959              -              -
     Proceeds from sale of property, plant and equipment                  18,164          2,760          5,872
     Acquisition of minority interest in consolidated
       subsidiaries                                                         (965)             -        (28,310)
     Other                                                                     -         (1,739)        (2,663)
                                                                       ----------    -----------    -----------

     Net cash used in investing activities                              (130,467)      (427,182)      (549,142)
                                                                       ----------    -----------    -----------

 Cash flows from financing activities:

     Payment of bank loans and other                                    (302,596)      (395,836)      (495,001)
     Proceeds from bank loans and other long-term
       obligations                                                       223,109        633,706        606,002
     Stock options exercised and directors' compensation                     926          1,242          3,088
     Share repurchase                                                    (13,675)        (7,568)           (81)
     Payment of dividends to minority interest                              (980)          (499)          (654)
     Payment of dividends to shareholders                                (30,904)       (31,129)       (31,100)
     Other                                                                     -         (1,657)           749
                                                                       ----------    -----------    -----------

     Net cash (used in) provided by financing activities                (124,120)       198,259         83,003
                                                                       ----------    -----------    -----------

     Effect of exchange rate changes on cash and cash                     (3,727)        24,273         (5,964)
     equivalents                                                       ----------    -----------    -----------

     Net increase (decrease) in cash and equivalents                      39,125         21,496       (201,843)
     Cash and equivalents at beginning of year                           152,648        131,152        332,995
                                                                       ----------    -----------    -----------
     Cash and equivalents at end of year                               $ 191,773      $ 152,648      $ 131,152
                                                                       ==========    ===========    ===========




                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)

                                  (Continued)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                          2000          1999           1998
                                                                      ----------     ------------------------

Supplemental cash flow disclosures:
     Cash paid during the year for:

       Interest (net of capitalized interest)                         $  126,566     $  109,371     $  108,481
                                                                      ==========     ==========     ==========
       Income taxes                                                   $   69,200     $   36,880     $   80,515
                                                                      ==========     ==========     ==========

Noncash activities:
     Write-off of property, plant and equipment against
       accrued facilities reorganization charges                      $   54,451     $   20,270     $        -
                                                                      ==========     ==========     ==========
     Write-off of costs in excess of net assets acquired
       against accrued facilities reorganization charges              $  350,000     $        -     $        -
                                                                      ==========     ==========     ==========









The accompanying notes are an integral part of these consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations

     The primary activity of Panamerican Beverages, Inc., a Panamanian corporation, and subsidiaries (collectively, the "Company"), is the production and sale of The Coca-Cola Company ("Coca-Cola") products and other beverages. The Company operates in Mexico, Brazil, Colombia, Venezuela and Central America (Costa Rica, Nicaragua and Guatemala). Bottler agreements with Coca-Cola expire during the years 2001 to 2005. The Company has ongoing communications with Coca-Cola and expects the agreements to be renewed upon expiration.

     Approximately 89% of the Company's 2000 net sales were derived from the distribution of Coca-Cola products. Coca-Cola may be able to exercise influence over the conduct of the Company's business through rights maintained under bottler agreements with the Company and otherwise.

     On November 1, 1995, Coca-Cola, the Coca-Cola Export Corporation ("Export"), a wholly owned subsidiary of Coca-Cola, and the Company entered into an Amended and Restated Investment Agreement (the "Agreement") pursuant to which Coca-Cola designated the Company as an anchor bottler and agreed to increase its equity interest in the Company. Coca-Cola also acquired the right to approve certain major corporate actions taken by the Company. Subject to satisfaction of certain conditions, the Agreement calls for Coca-Cola to purchase Company capital stock in amounts equal to the purchase price of bottling acquisitions to be made by the Company from time to time, up to a maximum voting interest of 25%. The price per share in any such acquisition of additional capital stock will be the average closing price on the New York Stock Exchange during a period preceding the announcement of the related bottling acquisition. The Agreement does not obligate the Company to finance an acquisition by selling stock to Export.

     The designation of the Company as an anchor bottler means that the Company is one of Coca-Cola's strategic partners in the worldwide Coca-Cola bottling system. Although the designation does not guarantee that the Company will be able to acquire any particular franchise or renew existing bottler agreements, the Company believes it is looked upon favorably and that Coca-Cola will provide the Company with favorable treatment relating to these opportunities.

     As of December 31, 2000 and 1999, Coca-Cola beneficially owned 30,625,692 shares representing approximately 24% of the Company's outstanding shares.

     The significant accounting policies of the Company and its subsidiaries are as follows:

     Basis of Consolidation

     The consolidated financial statements include the accounts and operations of the Company and its subsidiaries in Mexico, Brazil, Colombia, Venezuela and Central America. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest in majority-owned subsidiaries has been recorded in the Company's consolidated financial statements representing the minority interests owners' share of subsidiary earnings.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company's equity in earnings and the changes in the Company's equity of subsidiaries that are acquired or sold during the period are included in the consolidated financial statements from or until the date of the transaction. Investments in other companies in which the Company holds at least 20% of the outstanding shares, but less than 50%, are accounted for using the equity method, wherein the Company's participation in the earnings of those subsidiaries are recorded in income as earned, and dividends received in cash are applied to reduce the related investment.

     Basis for Translation

     The accounts of the Company are maintained in United States of America ("U.S.") dollars. The accounts of the subsidiaries are maintained in the currencies of the respective countries.

     The financial statements of the Colombian and Venezuelan subsidiaries for all periods and the Mexican subsidiaries for 1998, have been remeasured into U.S. dollars, the Company's reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," applicable to highly inflationary economies, such as those in which the subsidiaries operate, as follows:

     a. Quoted year-end rates of exchange are used to remeasure monetary assets and liabilities.

     b. All other consolidated balance sheet items are remeasured at the rates of exchange in effect at the time the items were originally recorded.

     c. Revenues and expenses are remeasured on a monthly basis at the average rates of exchange in effect during the period, except for depreciation, amortization and materials consumed from inventories, which are translated at the rates of exchange in effect when the respective assets were acquired.

     d. Translation gains and losses arising from the remeasurement are included in the determination of net income (loss) in the period such gains and losses arise and have been recorded in the related statement of operations accounts.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Foreign currency translation gains (losses) on monetary assets and liabilities for Colombia, Venezuela and Mexico (1998) have been included in the statement of operations accounts to which such items relate as shown below:

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                       2000         1999          1998
                                     --------     --------     ---------
     Net sales                       $   (92)     $  (313)     $    628
     Cost of sales and
       operating expenses              7,959       12,152        (2,007)
     Interest and other income
       (expense)                       2,406        1,446         1,849
     Provision for income taxes        1,391        1,500        (1,441)
                                     --------     --------       -------
     Net translation gains (losses)  $11,664      $14,785      $   (971)
                                     ========     =======       ========

     The translation gains (losses) allocated to net sales are attributable to translation gains (losses) on accounts receivable. The translation gains (losses) allocated to cost of sales and operating expenses are attributable to translation gains (losses) on accounts payable and certain accrued liabilities. The translation gains (losses) allocated to interest and other income (expense) are attributable primarily to accrued excise taxes and certain other accrued liabilities.

     Beginning in 1998, the Company discontinued classifying Brazil as a highly inflationary economy, and accordingly, the functional currency of the Brazilian operations was changed from the U.S. dollar to the Brazilian real. This change resulted in a change in the method of translating the Brazilian financial statements from the re-measurement process to the current rate translation method and the deferred income tax asset balance and shareholders' equity each decreased by $7,660 in 1998.

     Beginning in 1999, the Company discontinued classifying Mexico as a highly inflationary economy, and, accordingly, the functional currency of the Mexican operations was changed from the U.S. dollar to the Mexican peso. This change resulted in a change in the method of translation applicable to the Mexican financial statements from the re-measurement process to the current rate translation method and the deferred income tax asset balance and shareholders' equity each decreased $4,937 in 1999.

     The current rate translation method is used for the Brazilian, for all periods presented, Mexican, for 2000 and 1999, Costa Rican, Nicaraguan and Guatemalan subsidiaries, where the functional currency is the Brazilian real, the Mexican peso, the Costa Rican colon, the Nicaraguan cordoba and the Guatemalan quetzal, respectively. Under this method all assets and liabilities (except minority interests) are translated on a monthly basis using the quoted month-end exchange rate, and all revenues and expenses are translated on a monthly basis at the average rate of exchange in effect during the period. The resulting translation adjustments are included in accumulated and other comprehensive income
     (loss), which is a component of shareholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Latin America

     The Latin American markets in which the Company operates are characterized by volatile and frequently unfavorable economic, political and social conditions. High inflation and high interest rates are common. The governments in the countries where the Company operates have responded in the past to high inflation by imposing price and wage controls or similar measures, although formal soft drink price controls in each country have been lifted or phased out. Certain countries in Latin America have also experienced significant currency fluctuations. Since the Company's consolidated cash flows from operations are generated exclusively in the currencies of the subsidiaries, the Company is subject to the effect of fluctuations in the value of those currencies.

     During January 1999, the Brazilian Government changed its local currency exchange policy in relation to the U.S. dollar, allowing the exchange rate to be determined by the market without the establishment of a trading band. During 2000 and 1999, the local currency decreased in value in relation to the U.S. dollar by 9.3% and 48%, respectively, and the related exchange loss amounted to $5,385 and $27,850, respectively, which was recorded in other income (expense). As of December 31, 2000 and 1999, the Brazilian subsidiaries have liabilities denominated in U.S. dollars subject to translation exchange gains or losses in the amount of $68,654 and $83,260, respectively, and assets subject to translation effect in the amount of $1,775 and $3,709, respectively.

     Reclassifications

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods could differ from those estimates. The most significant estimates with regard to these consolidated financial statements are related to the estimation of facilities reorganization charges, realization of accounts receivable and inventories and the settlement of taxes and pensions.

     Revenue Recognition

     Revenues from sales are recorded at the time products are delivered to trade customers. Net sales reflect units delivered at selling list prices reduced by known promotion allowances.

     Vulnerability due to Concentration

     The Company's primary raw material supplier is Coca-Cola. Transactions with Coca-Cola are subject to maintenance provisions under existing bottler agreements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Stated in thousands of U.S. dollars, except for share data)


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company's other raw materials are sourced from multiple vendors and the Company believes additional supply sources exist for all these raw materials.

     Adjustments to Conform with Generally Accepted Accounting Principles in the U.S.

     Certain accounting policies applied by the subsidiaries in their accounts (and in their financial statements prepared for use in their respective countries) conform with the generally accepted accounting principles in their respective countries but do not conform with the generally accepted accounting principles in the U.S. The accompanying consolidated financial statements have been prepared for use primarily in the U.S. and reflect certain adjustments required to conform to generally accepted accounting principles in the U.S.

     Other Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and pension liability adjustments, and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS No.130 had no impact on total shareholders' equity.

     Cash and Equivalents

     Cash and equivalents include cash on hand and in banks and certificates of deposit stated at cost plus income accrued up to the balance sheet date. Cash and equivalents have an original maturity of three months or less at the date of acquisition.

     Inventories

     Inventories are stated at the lower of average cost, determined using the first-in, first-out ("FIFO") method, or market. Components of inventory cost include bottled beverages, raw materials, and spare parts and supplies. Provision, when necessary, has been made to reduce obsolete and slow- moving inventories to net realizable value.

     Investments

     The investment in Tapon Corona de Colombia, S.A., equivalent to 40% of the outstanding shares of this company in Colombia amounted to $2,211 as of December 31, 2000.

     The Company holds an investment interest of 12.1% in Cervejarias Kaiser, S.A. ("Kaiser"), a Brazilian brewery, which amounted to $15,773 as of December 31, 2000. This investment was accounted for under the equity method of accounting through June 30, 2000. Beginning July 1, 2000, this investment was accounted for under the cost method. The Company's ability to influence decision- making at Kaiser decreased significantly during 2000, resulting in a change in the method of accounting for this investment.

     The Company has interest bearing bank deposits amounting to $126,421 and marketable bonds amounting to $2,700, which guarantee bank loans obtained by subsidiaries and are therefore classified

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  Operations and Summary of Significant Accounting Policies (continued)

     as long-term investments. These bank deposits and marketable bonds are valued at cost, which approximates market or net realizable value.

     The Company's equity in earnings and the changes in the Company's equity of subsidiaries that are acquired or sold during the period are included in the consolidated financial statements from or until the date of the transaction.

     During 2000, the Company received $29,959 from the sale of dollar denominated bonds issued by the Republic of Colombia, which were held by Panamco Colombia, and $25,000 from the release of a deposit, which was held as collateral for a loan to Panamco Venezuela.

     Property, Plant and Equipment

     Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing property. Additions, improvements and expenditures for repairs and maintenance that significantly add to the productive capacity or extend the life of an asset are capitalized; other expenditures for repairs and maintenance are charged to operating results as incurred.

     Interest incurred with respect to long-term capital projects is capitalized and reflected as a reduction of interest expense. No interest was capitalized during 2000. Capitalized interest amounted to $73 and $346 in 1999 and 1998, respectively.

     When an asset is sold or retired, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in results of operations for that year. Depreciation expense is calculated under the straight-line method for all subsidiaries over the estimated remaining useful lives of the assets. Included in depreciation expense is a provision to cover losses related to coolers that are placed with customers under rent-free agreements. Provision, when necessary, is made to adjust the cooler balance for physical losses.

     Bottles and Cases

     The Company utilizes the lower of the first-in, first-out ("FIFO") cost or market method for valuing bottles and cases on hand. Breakage of bottles and cases on hand is included in depreciation expense. For the years ended December 31, 2000, 1999 and 1998, breakage expense amounted to $60,922, $37,373 and $44,980, respectively.

     Bottles and cases, include the cost of bottles and cases on hand and the unamortized portion of the capitalized cost of new introductions, net of any amounts collected for bottles and cases. The cost of new introductions is amortized over estimated useful lives ranging from three to six years for bottles and six to ten years for cases, and amortization expense of $58,475, $57,228 and $49,100 was recorded in 2000, 1999 and
     1998, respectively. Accumulated amortization at December 31, 2000 and 1999 amounted to $243,278 and $195,622 respectively and is included within depreciation and amortization expense in the statement of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     A certain number of bottles and cases are always in circulation in the marketplace. The Company's practice is to accept returnable bottles and cases in lieu of deposits on new sales. In practice, the Company's customers generally do not return bottles and cases for refunds. Accordingly, funds received by the Company from customers for bottles and cases are netted against the Company's cost of acquiring bottles and cases.

     Cost in Excess of Net Assets of Acquired Businesses

     The cost in excess of net assets of acquired businesses ("goodwill") is being amortized on a straight- line basis over the estimated periods to be benefited, not to exceed 40 years. Accumulated amortization at December 31, 2000 and 1999 amounted to $137,939 and $102,120, respectively.

     Impairment

     The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment will be recognized.

     The Company accounts for costs in excess of net assets of acquired businesses in accordance with Accounting Principles Board Opinion 17 ("APB 17"), "Intangible Assets." In accordance with APB 17, the Company conducts assessments of the carrying amount of goodwill on a regular basis. The Company uses an estimate of undiscounted cash flows without interest charges to determine if any impairment has occurred. If the cost in excess of net assets of acquired businesses is determined to be impaired, such assets are reduced to management's estimate of fair value.

     Accounting for Internal Use Software

     The Company follows the guidance provided in Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which specifies software costs that are required to be capitalized.

     Marketing and Advertising Expense

     The Company expenses broadcast advertising costs when invoiced, which generally coincides with the broadcast of the related advertisement. Other marketing and advertising costs are expensed as incurred. Marketing expense, net of Coca-Cola reimbursements in 2000, 1999 and 1998 was $60,855, $90,240 and $119,986, respectively. The Company's practice is to reduce marketing expenses by the amount of reimbursements received from Coca-Cola that relate to marketing support.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Franchisor Incentives

     Coca-Cola, at its sole discretion, provides the Company with various benefits and incentives, including capital expenditure incentives, promotional programs and advertising support. In 1999, Coca-Cola modified the terms and conditions of its franchisor incentive arrangements. As a result, reimbursements are now based on meeting certain conditions as stipulated in the Capabilities and Performance Program ("CAPRS") agreement. Until 1998, there were no conditions required for franchisor incentives.

     Prior to 1999, capital expenditure incentives were recorded as other income when Coca-Cola confirmed its commitment to the related incentive. Beginning in 1999, capital expenditure incentives have been recorded as liabilities when received and have been amortized to other income on a straight-line basis over 60 months beginning the next month after Coca-Cola confirms its commitment to the related incentive (see Note 17). Incentive payments that are related to the increase in volume of Coca-Cola products that result from such expenditures and are viewed by the Company as an offset against the costs of concentrates paid by the Company to Coca-Cola. As described above, advertising and promotional incentives are treated as reductions of marketing expense.

     Employee Profit Sharing

     Mexican, Brazilian and Venezuelan laws require that the Company make payments to employees relating to profit sharing. Profit sharing payments are treated as compensation expense and are reflected in the appropriate captions in the accompanying statements of operations. The employee profit sharing expense was $33,205, $27,078 and $20,877 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Pensions and Other Employee Benefits

     Pension plan assets, liabilities and provisions, and related disclosures are presented in accordance with SFAS No. 87, "Employers' Accounting for Pensions" determined under the projected unit credit method. The Mexican, Brazilian, Colombian, and Guatemalan subsidiaries have pension plans, which cover all their employees except for the Mexican plan which covers only nonunion employees. The other subsidiaries do not have pension plans.

     The Mexican and Brazilian pension plans are funded and the contributions are based on actuarial valuations. In 2000, 1999 and 1998 the contributions amounted to $2,005, $602 and $2,374, respectively. The Colombian plan is unfunded and shared with a government agency. The Guatemalan plan is unfunded.

     The labor laws in each of the countries in which the Company operates require severance payments upon involuntary termination. The Company accrues for such costs when the amounts can be estimated.

     The Company has no material post-retirement or post-employment benefits, which would require adjustment under SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," or SFAS No. 112, "Employers' Accounting for Post-employment Benefits - an Amendment of FASB Statements No. 5 and 43."

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Nonrecurring Income (Expenses)

     During 1998, the Brazilian subsidiaries conducted a study to evaluate the expected future utilization of returnable product presentations in the Brazilian market, having observed accelerated demand for, and utilization of, nonreturnable presentations in the marketplace. The results of this study indicated that the use of non-returnable presentations should continue to increase in the Brazilian market. Therefore, the Company adjusted the carrying value of bottles and cases to reflect their estimated use in the marketplace by charging $36,544 to the 1998 operating results, increasing total depreciation and amortization expense and reducing the provision for income tax by $12,060.

     In 1998, the Brazilian subsidiaries reversed a contingency allowance recorded in prior years for excise tax credits taken on purchases of concentrate between February 1991 and February 1994. The Company had previously recorded this allowance in the full amount of such credits. The Company reversed this allowance since during 1998 the Brazilian Supreme Court resolved similar claims of other bottlers in favor of the bottlers.

     The reversal of the excise tax allowance amounted to $60,486 and was credited to other nonrecurring income in the statement of operations. Income tax credits related to this allowance, amounting to $19,960, were also reversed and charged in 1998 directly to operations in the provision for income taxes.

     Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not to be realized.

     At December 31, 2000, accumulated undistributed retained earnings subject to withholding taxes of foreign subsidiaries in Mexico, Colombia and Costa Rica, amounted to approximately $185,422, $246,991, and $31,970, respectively. No provision for withholding tax is made on foreign earnings because they are considered by management to be permanently invested in those subsidiaries and, under current tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $14,264, $17,289 and $4,796 of deferred taxes would have been provided for subsidiaries in Mexico, Colombia and Costa Rica, respectively, at December 31, 2000. The tax amounts were calculated using the current withholding tax rate of 7.6925% for Mexico, 7% for Colombia and 15% for Costa Rica. Dividends paid for distribution of earnings in Mexico and Venezuela were not subject to withholding taxes until December 31, 1998 and December 31, 2000, respectively. Effective January 1, 1999 and January 1, 2001 dividends are subject to withholding taxes in Mexico and Venezuela, respectively. No withholding taxes are generally paid for distribution of earnings in Venezuela, Nicaragua or Guatemala.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective from 1997, the Brazilian subsidiaries elected to replace partially, or in total, the payment of dividends method for paying returns to shareholders with the payment of "interest on shareholders' equity." According to Brazilian legislation, companies may pay to their shareholders a calculated interest amount based on the companies' shareholders' equity and the Brazilian long-term interest rate. This interest is limited to half of the companies' net income for the year or half of the companies' retained earnings, whichever is higher. The payment of such amounts allows companies the benefit of interest deductibility in the calculation of Brazilian income taxes. The tax benefits due to the deductibility of this interest for purposes of the computation of the income taxes, amounting to $951 and $10,485, were credited to income taxes, in the consolidated statements of operations in 1999 and 1998, respectively. There were no amounts credited for the year ended December 31, 2000.

     Financial Instruments

     Swaps are used by the Company to manage exposure to market risk associated with changes in interest and foreign currency rates. Interest rate swaps are accounted for on the accrual basis. Payments made or received are recognized as an adjustment to interest expense. The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The Company does not enter into financial instruments for trading or speculative purposes.

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported. Due to the short-term nature of these accounts (i.e. usually less than 3 months), the carrying amount of cash and equivalents, accounts receivable, and accounts payable approximate fair value as of December 31, 2000, and 1999.

     The Company has considered the disclosure provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments as amended."

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The carrying amounts and fair values of the Company's financial instruments as of December 31, 2000 and 1999 are summarized as follows:


                                              2000                      1999
                                     -----------------------  -----------------------

                                      Carrying    Fair Value   Carrying    Fair Value
                                       Amount                   Amount

     Interest rate swap              $        -   $    2,421  $        -   $        -
     agreements                      ==========   ==========  ==========   ==========
     Long-term bank investments
     and marketable bonds            $  129,121   $  130,904  $  187,500   $  195,692
                                     ==========   ==========  ==========   ==========
     Bank loans and long-term
     obligations (including current  $1,253,759   $1,256,977  $1,348,141   $1,397,100
     portion)                        ==========   ==========  ==========   ==========


     The fair values of long-term bank investments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from estimated yields for investments of similar characteristics. The fair values of bank loans and long-term obligations are based on quoted market prices or, where quoted market prices are not available, on the present value of future cash flows discounted at estimated yields on instruments with similar characteristics. The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers.

     The long-term investments listed on the consolidated balance sheets include equity investments not included in the fair value calculation.

     Earnings per Share

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, related to outstanding stock options.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1) OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Presented below is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:


                                                                      December 31,
                                                         -------------------------------------
                                                             2000          1999         1998
                                                         -----------    ----------   ---------
     Numerator:
     Net income (loss)                                   $ (504,660)    $ (59,904)   $ 120,322
                                                         ===========    ==========   =========
     Denominator (in thousands):
       Denominator for basic earnings (loss) per share      128,833       129,683      129,538
       Effect of dilutive securities:
         Options to purchase common stock                         -             -        1,254
                                                         -----------    ----------   ---------
       Denominator for diluted earnings (loss) per          128,833       129,683      130,792
       share                                             ===========    ==========   =========

     Earnings (loss) per share:
       Basic                                             $    (3.92)    $   (0.46)    $   0.93
                                                         ===========    ==========   =========
       Diluted                                           $    (3.92)    $   (0.46)    $   0.92
                                                         ===========    ==========   =========
     Anti-dilutive  securities  not  included in the
       diluted  earnings  (loss) per share calculation:

        Options to purchase common stock
          (in thousands)                                      7,003         5,463          666
        Nonvested stock (in thousands)                            7             -            -
        Exercise prices:                                 $    13.75     $   13.75     $  29.93
                                                               to            to           to
                                                         $    29.93     $   29.93     $  29.93


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  Operations and Summary of Significant Accounting Policies (continued)

     New Pronouncements

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001, with few exceptions. This Statement shall be applied prospectively, with few exceptions. Earlier or retroactive application of this Statement is not permitted. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income immediately. The ineffective portion of a hedge's change in fair value is recognized in income. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 will result in a cumulative after-tax increase in net income of approximately $2,395 and a reduction in other comprehensive income of approximately $3,006 in the Company's consolidated financial statements for the quarter ending March 31, 2001. The adoption will also impact assets and liabilities on the balance sheet.

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The Company adopted SAB 101 effective January 1, 2000. The adoption of SAB 101 did not have a material effect on the financial statements of the Company, as the revenue recognition policies are in conformity with SAB 101.

(2)  REORGANIZATION PROGRAMS

     During the quarter ended December 31, 2000, the Company continued its reorganization programs, which were implemented originally during the first quarter of 2000. As a result of these reorganization programs, during the year ended December 31, 2000, the Company recorded the following items in the statements of operations:

     Facilities Reorganization Charges - During the year ended December 31, 2000, the Company recorded $503,659 of facilities reorganization charges, of which $79,878 was recorded during the first quarter and $423,781 was recorded during the fourth quarter. These charges are primarily the result of the $350,000 write-down of goodwill, attributable to Panamco Venezuela; the write-off of noncash items of property, plant and equipment, obsolete bottles and cases and nonrecurring charges (related to legal contingencies) amounting to $65,088; and cash items relating primarily to severance payments, job terminations and reorganization of the distribution system of the Venezuelan and Brazilian subsidiaries amounting to $88,571.

     Severance payments recorded during 2000 relate to the termination of approximately 10,000 employees across all levels and operating units of the Company. As of December 31, 2000, approximately 5,300 employees had been terminated by the Company.

     During 1999, the Company recorded $35,172 of charges primarily resulting from the write-off of noncash items amounting to $20,270 relating to physical assets in Venezuela and Colombia and $14,902 cash items relating to severances in Brazil and Venezuela, which have been recorded as facilities reorganization charges.

     Nonoperating Charges - During the year ended December 31, 2000, the Company recorded $5,977 of charges, of which $5,387 was recorded in the first quarter and $590 were recorded in the fourth quarter, related to the disposal of nonoperating assets, including land of some of the operating plants, which are presented as part of other expense, net. During the year ended December 31, 1999, the Company recorded $4,391 of charges, all of which were recorded in the fourth quarter, related to the disposal of nonoperating assets in Venezuela.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(2)  REORGANIZATION PROGRAMS (CONTINUED)

     As a result of the facilities reorganization charges and nonoperating charges, the Company recorded a tax benefit of $46,516, of which $23,405 was recorded in the first quarter and $23,111 was recorded in the fourth quarter of fiscal 2000. The facilities reorganization charges and nonoperating charges resulted in a tax benefit of $11,869 for the year ended December 31, 1999.

     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000 and 1999:


                                      Cash                      Noncash                 Total
                               ---------------------    ---------------------    ---------------------
                                  2000        1999         2000       1999         2000         1999
                               ---------------------    ---------------------    ---------------------
  Restructuring charges        $  86,677   $  14,902    $  24,814   $       -    $111,491    $  14,902
  Asset write-offs                 1,894           -      381,637      20,270     383,531       20,270
  Nonrecurring charges                 -           -        8,637           -       8,637            -
                               ---------   ---------     --------   ---------    --------    ---------
                                  88,571      14,902      415,088      20,270     503,659       35,172
  Nonoperating charges                 -           -        5,977       4,391       5,977        4,391
                               ---------   ---------   ----------   ---------    --------    ---------
  Gross charges                $  88,571   $  14,902     $421,065   $  24,661     509,636       39,563
                               =========   =========     ========   =========    ========    =========
  Income tax benefit                                                               46,516       11,869
                                                                                 --------    ---------
  Net charges                                                                    $463,120    $  27,694
                                                                                 ========    =========



     The following table shows the status of the balance of the reorganization accrual and asset write-down reserve at December 31, 2000 and 1999. Balances of $47,875 and $7,756 are reflected in accrued facilities reorganization costs and other long-term liabilities, respectively in the consolidated balance sheets at December 31, 2000:

                                 ==== CHARGES ====                 ========= APPLICATIONS =========
                                                              SEVERANCE    PROPERTY
                       BALANCE AT                             AND OTHER       AND                     BALANCE AT
                      DECEMBER 31,                              CASH       EQUIPMENT      ASSET      DECEMBER 31,
                          1999           CASH      NONCASH    PAYMENTS       SOLD      WRITE-OFFS        2000
                      ------------     -------    --------    ---------    ---------   ----------    -----------
Write-off of
  property and
  equipment           $          -     $ 2,770    $ 54,451    $       -    $  6,112    $  51,109     $       -
Job termination
  and severance
  payments                       -      78,769           -       33,870           -            -        44,899
Venezuela
  goodwill
  impairment                     -           -     350,000            -           -      350,000             -
Other                            -       7,032      10,637        6,937           -            -        10,732
                      ------------     -------    --------    ---------    --------    ----------    -----------
Total                 $          -     $88,571    $415,088    $  40,807    $  6,112    $ 401,109     $  55,631
                      ============     =======    ========    =========    ========    =========     ===========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(2) REORGANIZATION PROGRAMS (CONTINUED)

                                 ==== CHARGES ====                ======= APPLICATIONS =======
                                                              SEVERANCE
                       BALANCE AT                             AND OTHER                 BALANCE AT
                      DECEMBER 31,                               CASH        ASSET     DECEMBER 31,
                          1998           CASH      NONCASH    PAYMENTS     WRITE-OFFS      1999
                      ------------     -------    --------    ---------    --------    ------------
Write-off of
  property and
  equipment           $          -     $     -    $ 20,270    $      -     $ 20,270    $        -
Job termination
  and severance
  payments                       -      14,902           -      14,902            -             -
                      ------------     -------    --------    ---------    --------    ------------
Total                 $          -     $14,902    $  20,270   $ 14,902     $ 20,270    $        -
                      ============     =======    ========    =========    ========    ============


(3)  ACCOUNTS RECEIVABLE

     Short-term accounts receivable consist of:

                                                              December 31,
                                                        ---------------------
                                                          2000          1999
                                                        ---------------------
       Customers and distributors                       $ 94,044     $ 89,637
       Employees                                           4,514        5,501
       Subsidiaries of Coca-Cola and related companies     9,301       13,479
       Sales and income taxes receivable                   8,561       10,606
       Other                                              31,927       26,087
                                                        --------     --------
                                                         148,347      145,310
       Less - Allowance for doubtful accounts              9,874       11,534
                                                        --------    ---------
                                                        $138,473     $133,776
                                                        ========     ========

     Long-term accounts receivable consist of:
                                                              December 31,
                                                        ---------------------
                                                          2000          1999
                                                        --------      --------
   Judicial deposits                                    $      -      $  1,401
   Notes from distributors                                 1,136        11,227
   Employee housing loan fund                                610         1,271
   Other                                                   5,458         3,151
                                                        --------      --------
                                                        $  7,204      $ 17,050
                                                        ========      ========

     Notes from distributors relate to financing provided by the Company to distributors to acquire vehicles. Notes have maturities ranging from three to five years and bear interest at 9.0% as of December 31, 2000.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)


(4)  INVENTORIES

     Inventories consist of:

                                                              December 31,
                                                     --------------------------
                                                         2000            1999
                                                     ---------        ---------
        Bottled beverages                            $  31,745        $  32,683
        Raw materials                                   41,675           49,341
        Spare parts and supplies                        35,473           45,018
                                                     ---------        ---------
                                                       108,893          127,042
        Less - Allowance for obsolete and slow
           moving items                                  3,454            4,064
                                                     ---------        ---------
                                                      $105,439         $122,978
                                                     =========        ==========
(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                              December 31,
                                       -----------------------       Estimated
                                           2000         1999        useful lives
                                       -----------------------    --------------
        Land                           $  103,345   $  114,588           -
        Buildings                         296,713      296,880    20 to 40 years
        Leasehold improvements              7,467        7,079     3 to 25 years
        Machinery and equipment,        1,161,181    1,180,304     4 to 20 years
        and furniture and fixtures
        Vehicles                          363,876      376,481     4 to 10 years
        Construction in progress           64,238       59,290           -
                                       -----------  ----------
                                        1,996,820    2,034,622
        Less - Accumulated
         depreciation and amortization    871,101      816,239
                                       -----------    --------
                                       $1,125,719   $1,218,383
                                       ===========  ==========

(6)  OTHER CURRENT ASSETS

     Other current assets consist of:

                                              December 31,
                                       -----------------------
                                           2000         1999
                                       ----------   ----------
        Prepaid expenses               $   10,089   $   17,648
        Deferred income taxes              11,268            -
        Other current assets                8,911            -
                                       ----------   ----------
                                       $   30,268   $   17,648
                                       ==========   ==========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)



(7)  RELATED PARTY TRANSACTIONS

     The Company had the following significant transactions with related parties:

                                                 Year Ended December 31,
                                         -------------------------------------
                                             2000          1999          1998
                                         -------------------------------------
        Income -
        Kaiser beer distribution fees    $   4,840     $   5,658     $   7,850
        Marketing expense support           18,017        59,279        81,701
                                         ---------     ---------     ---------
                                         $  22,857     $  64,937     $  89,551
                                         =========     =========     =========
        Expenses -
        Purchases of concentrate         $ 343,075     $ 266,215     $ 322,426
        Purchases of beer                   59,372        74,020       179,457
        Purchases of other inventories      79,011       106,712       165,599
                                         ---------     ---------     ---------
                                         $ 481,458     $ 446,947     $ 667,482
                                         =========     =========     =========
        Capital expenditure incentives   $     408     $   9,833     $  40,791
          received in cash               =========     =========     =========


(8)  INCOME TAXES

     The Company is exempt from income tax in Panama, but the operations of the subsidiaries are subject to income taxes at the applicable local rates in the countries where the subsidiaries operate. Income taxes are computed taking into consideration the taxable and deductible effects of inflation in each of the countries in which the Company operates. The provisions for income taxes have been determined on the basis of the taxable income of each individual company and not on a consolidated basis.

     At the end of 1998, certain Brazilian tax rules were changed as part of the federal government's reform of the tax system. For example, the "Cofins" tax, which is assessed on sales revenues, was increased from 2.0% to 3.0%, beginning February 1999. One third of the "Cofins" tax paid may be offset against the social contribution tax calculated for the year, which is reported with the provision for income tax. Amounts not offset during the year may not be carried forward to future periods. The change in tax rules reduces the ability of Brazilian companies to fully recover credits derived from social contribution tax loss carryforwards, as in the case of the Company's Brazilian subsidiaries.

     Accordingly, the Company recorded a valuation allowance on previously recorded deferred income tax assets amounting to $14,072 by charging the provision for income taxes in the fourth quarter of 1998. As a result of tax legislative changes during 1999, "Cofins" can no longer be offset against the social contribution tax. The Company reversed the aforementioned valuation allowance of $14,072 by recording a benefit of $9,507, at the current exchange rate, against the provision for income tax resulting in a $4,565 translation loss due to the devaluation of the Brazilian real as of December 31, 1998 and resumed recording assets corresponding to the social contribution tax loss carryforwards.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(8)  INCOME TAXES (CONTINUED)

     As of December 31, 2000, the Company had $103,817 of tax loss carryforwards available from its subsidiaries to offset future taxable income. The Company has recorded a valuation allowance of $48,606 against tax loss carryforwards from its subsidiaries. Tax loss carryforwards in the amount of $53,824 have no expiration date. The Company's remaining tax loss carryforwards, totaling $49,993, expire as follows:

                       Year                     Amount
                       -----------            --------
                       2001                   $ 19,403
                       2002                     20,594
                       2003                      6,723
                       2004 - 2009                 878
                       2010                      2,395
                                               -------
                       Total                  $ 49,993
                                              ========

     The Mexican and Venezuelan subsidiaries are subject to an asset tax, to the extent that such asset tax exceeds the income tax of the period, at an annual rate of 1.8% and 1%, respectively. Any required payment of asset taxes is refundable against the excess of income taxes over asset taxes for the following ten and three years in the case of Mexico and Venezuela, respectively.

     Income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                     VALUATION
                           CURRENT       DEFERRED    ALLOWANCE      TOTAL
                           EXPENSE       EXPENSE     INCREASE       EXPENSE
                          (BENEFIT)     (BENEFIT)    (DECREASE)    (BENEFIT)
                          --------------------------------------------------
     2000:

        Mexico            $  72,900     $ (26,395)   $       -     $ 46,505
        Brazil                1,429       (16,449)           -      (15,020)
        Colombia             11,612       (19,212)           -       (7,600)
        Venezuela             5,366        (2,288)     (11,037)      (7,959)
        Central America       5,709          (300)           -        5,409
        Corporate               465             -            -          465
                          ----------    ----------   ----------    ---------
        Total             $  97,481     $ (64,644)   $ (11,037)    $ 21,800
                          ==========    ===========  ==========    =========
     1999:

        Mexico            $  41,966     $   5,063    $       -     $ 47,029
        Brazil                2,341       (24,158)      (9,507)     (31,324)
        Colombia             11,589       (10,311)           -        1,278
        Venezuela             9,196       (15,892)      15,049        8,353
        Central America       5,563           355            -        5,918
        Corporate                 -             -            -            -
                          ----------    ----------   ----------    ---------
        Total             $  70,655     $ (44,943)   $   5,542     $ 31,254
                          ==========    ==========   ==========    =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(8)  INCOME TAXES (CONTINUED)


                                                     VALUATION
                           CURRENT       DEFERRED    ALLOWANCE      TOTAL
                           EXPENSE       EXPENSE     INCREASE       EXPENSE
                          (BENEFIT)     (BENEFIT)    (DECREASE)    (BENEFIT)
                          --------------------------------------------------
     1998:

        Mexico            $  17,371     $  16,661    $       -     $ 34,032
        Brazil               25,094       (31,311)      14,072        7,855
        Colombia               (721)        1,617            -          896
        Venezuela            10,935       (12,314)       4,309        2,930
        Central America       4,593         1,068            -        5,661
        Corporate                 -             -            -            -
                          ----------    ----------   ----------    ---------
        Total             $  57,272     $ (24,279)   $  18,381     $ 51,374
                          ==========    ==========   ==========    =========

     The provisions (benefits) for income taxes computed by applying the local statutory rates to income before taxes, as reconciled to the actual provisions (benefits), are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                  2000
                                  ----------------------------------------------------------------------
                                                                           Central
                                  Mexico    Brazil   Colombia  Venezuela   America   Corporate    Total
                                  ----------------------------------------------------------------------
Tax expense (benefit) at local
   country statutory rate           35%      (33%)     (35%)      (34%)       27%         34%      (2%)
Add (deduct)--
  Tax inflation adjustments, net     1%      (11%)       1%        (5%)         -           -      (2%)
  Indexed tax depreciation            -        1%       10%          -          -           -       1%
   Employee profit sharing           4%         -         -          -          -           -       1%
   Asset tax                          -         -         -         6%          -           -       1%
  Tax credits relating to the
     deduction of interest on
     shareholders' equity and
     other                            -         -         -          -          -           -        -
  Provision for valuation
     allowance                        -         -         -        20%          -           -       5%
  Other                             (2%)      (3%)       1%         4%        (7%)          -       1%
                                  ------    ------   --------   -------    -------    --------    -----
Tax at effective tax rate           38%      (46%)     (23%)       (9%)       20%         34%       5%
                                  =====     ======   ========   =======    ========   ========    =====

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(8)  INCOME TAXES (CONTINUED)

                                                                1999
                                  ---------------------------------------------------------------------
                                                                           Central
                                  Mexico    Brazil   Colombia  Venezuela   America   Corporate    Total
                                  ---------------------------------------------------------------------
Tax expense (benefit) at local
   country statutory rate           35%      (33%)      35%       (34%)       28%           -      97%
 Add (deduct)--
   Tax inflation adjustments, net    3%         -      (23%)       12%          -           -       6%
   Indexed tax depreciation           -        1%         -       (14%)         -           -       2%
   Employee profit sharing           3%         -         -          -          -           -      13%

   Asset tax                          -         -         -        12%          -           -      20%
   Tax credits relating to the
     deduction of interest on
     shareholders' equity and
     other                            -      (10%)        -          -          -           -     (18%)
   Provision for valuation
     allowance                        -         -         -        36%          -           -      60%
   Reversal of valuation
     allowance                        -      (19%)        -          -          -           -     (18%)
   Other                            (9%)      (4%)      (2%)        8%        (2%)          -     (37%)
                                  ------    ------   --------   --------   --------   --------    -----
Tax at effective tax rate           32%      (65%)      10%        20%        26%           -     125%
                                  ======    ======   ========   ========   ========   ========    =====

                                                                1998
                                  ---------------------------------------------------------------------
                                                                           Central
                                  Mexico    Brazil   Colombia  Venezuela   America   Corporate    Total
                                  ---------------------------------------------------------------------
Tax expense at local country
   statutory rate                   34%       33%       35%        34%        29%           -      48%
 Add (deduct)--
   Tax inflation adjustments, net    6%         -       (7%)      (10%)         -           -      (1%)
   Indexed tax depreciation        (20%)       3%         -        (6%)         -           -     (12%)
    Employee profit sharing          2%         -         -          -          -           -       1%
   Prospective change in
     statutory rate                  2%         -         -          -          -           -       1%
   Tax credits relating to the
     deduction of interest on
     shareholders' equity and
     other                            -      (56%)     (17%)         -          -           -     (18%)
   Provision for valuation
     allowance                        -       37%         -          -          -           -       8%
    Other                            8%      (10%)      (9%)       (9%)       (2%)          -       2%
                                  ------    ------   -------    --------   --------   --------    -----
 Tax at effective tax rate          32%        7%        2%         9%        27%           -      29%
                                  ======    ======   ========   ========   ========   ========    =====


     Beginning in 1999, the income tax rate in Mexico increased from 34% to 35%, with the obligation to pay this tax each year at a rate of 30% (transitorily 32% in 1999), with the remainder payable upon distribution of earnings.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(8)  INCOME TAXES (CONTINUED)


     The components of the net deferred income tax liability (asset) as of December 31, 2000 and 1999 are as follows:

                                                           December 31,
                                                     -----------------------
                                                        2000         1999
                                                     ---------    ----------
        Current:
          Inventories                                $ 10,928     $  16,799
          Nondeductible provisions                    (10,653)         (403)
          Other                                         7,715         6,063
                                                     ---------    ----------
            Total current liability, net                7,990        22,459
                                                     ---------    ----------

        Long-Term:
          Bottles and cases                            36,970        37,047
          Property, plant and equipment                60,190        94,473
          Nondeductible provisions                    (44,990)       (8,152)
          Tax loss carryforwards                     (103,817)     (127,874)
          Valuation allowance                          48,606        59,510
          Other                                       ( 3,418)      (10,551)
                                                     ---------    ----------
            Total long-term (asset) liability, net     (6,459)       44,453
                                                     ---------    ----------
            Total                                    $  1,531     $  66,912
                                                     =========    ==========

     As of December 31, 2000, the net deferred income tax liability of $1.5 million was presented in the balance sheet, based on tax jurisdiction, as current deferred income tax assets of $11.3 million, non- current deferred income tax assets of $99.2 million, current deferred income tax liabilities of $19.3 million and non-current deferred income tax liabilities of $92.7 million. Similarly, at December 31, 1999, the net deferred income tax liability of $66.9 million was presented in the balance sheet, based on tax jurisdiction, as non-current deferred income tax assets of $89.2 million, current deferred income tax liabilities of $22.4 million and non-current deferred income tax liabilities of $133.7 million.

(9)  BANK LOANS AND LONG-TERM OBLIGATIONS

     At December 31, 2000, the Company and its subsidiaries had $40,295 in direct unsecured bank loans denominated in U.S. dollars, with maturities between one and eight months. The average annual interest rate for $40,000 of the loans as of December 31, 2000 was annual LIBOR plus 3% (9.0% as of December 31, 2000). The remaining $295 in bank loans had a weighted average annual fixed interest rate of 7.1% as of December 31, 2000.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(9)  BANK LOANS AND LONG-TERM OBLIGATIONS (CONTINUED)

     A summary of long-term obligations by country is as follows:

                                                      December 31,
                                            -------------------------------
                                                2000                1999
                                            -------------------------------
        Corporate                           $  825,000          $  870,000
        Mexico                                 120,145             107,418
        Brazil                                  58,586              76,069
        Colombia                                53,816              61,542
        Venezuela                              142,137             188,000
        Central America                         13,780              11,583
                                            ----------          ----------
                                             1,213,464           1,314,612
        Less - Current portion of              184,889              64,640
          long-term obligations             ----------          ----------
        Total                               $1,028,575          $1,249,972
                                            ==========          ==========


     Maturities of long-term obligations at December 31, 2000 are as follows:

                2001                           $     184,889
                2002                                   2,812
                2003                                 277,301
                2004                                 302,215
                2005                                  15,725
                Thereafter                           430,522
                                                ------------
                                                  $1,213,464

     Corporate

     During March 1996, the Company issued Senior Notes amounting to $150,000, which bear interest at 8.13%. These notes are due in April 2003. During July 1997, the Company issued Senior Notes amounting to $300,000 which bear interest of 7.25%. These notes are due in July 2009.

     On December 22, 1998, the Company entered into an agreement with Coca-Cola Financial Corporation (U.S.), as arranger and administrative agent, to obtain a three-year loan in the amount of $200,000 with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 3.25% (9.65% at December 31, 2000). The proceeds were used to repay short-term bank loans of the Company and the Venezuelan subsidiaries. As of December 31, 2000, the Company has $100,000 remaining on this agreement which is included in the current portion of long-term obligations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(9)  BANK LOANS AND LONG-TERM OBLIGATIONS (CONTINUED)


     On March 18, 1999, the Company entered into an agreement with ING Barings U.S. Capital, LLC, as arranger and administrative agent, for a three-year loan in the amount of $300,000 with quarterly interest payments at an average annual interest rate of three-month LIBOR plus 3.5%. The proceeds were used to repay short-term bank loans of the Company and guarantee bank loans of the Venezuelan subsidiaries with investments made by the Company. During November 1999, $80,000 of this loan was repaid prior to scheduled repayment date. During 2000, the Company refinanced the remaining $220,000 of the ING Barings loan, resulting in a new $275,000 loan agreement with quarterly interest payments at an average interest rate of three-month LIBOR plus 1.5% (7.9% at December 31, 2000). For the year ended December 31, 2000, the loan agreement establishes, among other restrictions, a minimum consolidated equity of $1,000,000 and other covenants and ratios.

     On November 22, 2000, the Company entered into a swap agreement where it receives LIBOR at specified measurement dates and pays interest at a fixed rate of 6.44% on a notional amount of $250,000. The swap agreement expires on November 22, 2002.


     Mexico

     On November 12, 1999, the Mexican subsidiaries issued unsecured promissory notes for 1,001,705,080 Mexican pesos equivalent to 380,000,000 UDI's (unit of real constant value, in Mexican pesos, whose value is calculated by Bank of Mexico), payable semiannually with a seven-year maturity and bearing an annual interest rate of 8.65% (including withholding). As of December 31, 2000 and 1999, the amount of this debt is $115,158 and $106,534, respectively.

     The Company signed a financial lease agreement with BankBoston, S.A., payable in U.S. dollars. The total contract amounts to $4,987 with semiannual payments and an annual interest rate of three- month LIBOR (6.4% at December 31, 2000). The final maturity date of this contract is September 1, 2005. Approximately $4,153 of this agreement is considered to be a long-term obligation, and $834 is included in the current portion of long-term obligations.

     Brazil

     U.S. dollar denominated loans consist of approximately $48,461, which bear interest at an annual rate of 8.6% to 12%, with interest payable quarterly and principal payable upon maturity. Brazilian loans consist of approximately $10,125 denominated in local currency, of which $7,763 bear interest at an annual rate ranging from the Brazilian long-term annual interest rate ("TJLP") plus 5.08% (14.83% at December 31, 2000) to TJLP plus 6.6% (16.35% at December 31, 2000) and $2,362 bear interest at an annual rate of 10.1% to 10.2%. Approximately $49,898 of loans is current, maturing in less than one year, with the remainder, $8,688 maturing in more than one year.

     On May 26, 2000, the Company entered into two swap agreements which exchange a dollar denominated loan amounting to $10,000, with an annual interest rate of 8.6% with 19,247,433 Brazilian reals with an annual interest rate of 19.7% and a dollar denominated loan amounting to $20,000 with an annual interest rate of 8.8% with 37,480,343 Brazilian reals with an annual interest rate of 19.77%. The swap agreements expire on the same dates as the underlying loans, April 20, 2001 and August 21, 2001, respectively.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(9)  BANK LOANS AND LONG-TERM OBLIGATIONS (CONTINUED)

     Colombia

     On August 9, 2000, the Company issued marketable bonds denominated in Colombian pesos for Col$65,000,000 (US$29,159 at December 31, 2000), with five- and seven- year maturities and annual interest rates of DTF (the Colombian borrowing rate) plus 2.75% and DTF plus 2.9% (15.48% and 15.63%, respectively, at December 31, 2000). As of December 31, 2000, there was $24,000 denominated in U.S. dollars with an annual interest rate of one-month LIBOR plus 1.25% (7.82% as of December 31, 2000). The remaining $657 consists of loans denominated in U.S. dollars bearing a weighted average annual interest rate of one-month LIBOR plus 2.9% (9.47% at December 31, 2000).

     Venezuela

     U.S. dollar denominated loans consist of approximately $40,000 in short-term loans due during 2001, which bear interest at an annual interest rate of six-month LIBOR plus 2% (8.21% at December 31, 2000) to six-month LIBOR plus 3.58% (9.79% at December 31, 2000), with principal payable upon maturity and interest payable on a semiannual basis. Long-term loans amount to $23,000 and are due during 2004 and bear interest at six-month LIBOR plus 2.75% (8.96% at December 31, 2000), with principal payable upon maturity and interest payable on a quarterly basis.

     On July 18, 2000, Panamco Venezuela entered into two loans for Japanese Yen amounting to 10,815,000 and 2,163,000 maturing on July 28, 2003, which bear interest at six-month Japanese Yen LIBOR plus 3.55% (4.09% at December 31, 2000), with principal payable upon maturity and interest payable on a semiannual basis. On the loan date, the Company also entered into two swap agreements which exchange 7,570,500 Japanese Yen for $70,000 at a rate of six-month LIBOR plus 4.05% (10.26% at December 31, 2000) and 5,407,500 Japanese Yen for 34,383,500 Venezuelan bolivar at an annual rate of 29.50%. The swap agreements expire on July 28, 2003.

     Central America

     Guatemalan loans are denominated in local currency. Costa Rican and Nicaraguan loans are denominated in U.S. dollars. Nicaraguan loans are guaranteed by the equipment acquired with the proceeds. Costa Rican loans consist of $1,677 denominated in U.S. dollars at a fixed annual interest rate of 10% with monthly interest payments. Nicaraguan loans consist of $6,973 denominated in U.S. dollars at an average annual interest rate of 6.85% with quarterly interest payments. Guatemalan loans consist of $5,130 denominated in local currency at an average annual interest rate of 20% with monthly interest payments.

     As of December 31, 2000, the Company and its subsidiaries have complied with all the terms and conditions established in the loan agreements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)



(10) OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of:

                                                   December 31,
                                             -------------------------
                                                2000             1999
                                             -------------------------
        Accrued salaries and benefits        $  9,071         $  3,653
        Provisions                              6,093           12,904
        Interest payable                       16,247            3,354
        Other                                  15,750           14,642
                                             --------         --------
        Total                                $ 47,161         $ 34,553
                                             ========         ========


(11) PENSIONS

     The status of the pension plans are presented in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits":



                                                                     DECEMBER 31,
                                                  -----------------------------------------------
                                                          2000                      1999
                                                  -----------------------------------------------
                                                  UNFUNDED      FUNDED      UNFUNDED     FUNDED
                                                  --------      ------      --------     -----

        CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of year    $14,913     $ 23,459     $12,337     $23,281
        Service cost                                   448        2,067         589       1,811
        Interest cost, net                           1,975        2,576       3,124       2,340
        Participants' contributions                      -          201           -         192
        Effect of curtailment                            -       (2,704)          -           -
        Amendments                                    (329)           -           -           -
        Actuarial (gain) loss                       (1,406)      (1,180)     (1,944)      3,519
        Benefit payments                            (1,463)      (3,429)     (2,687)     (3,697)
        Translation (gain) loss                     (1,247)      (1,620)      3,494      (3,988)
                                                  --------     -------      --------    --------
        Benefit obligation at end of year         $ 12,891     $ 19,370     $14,913     $23,458
                                                  --------     --------     --------    --------

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(11) PENSIONS (CONTINUED)


        CHANGE IN PLAN ASSETS
        Fair value of plan assets at beginning of
          year                                       $      -     $ 12,941     $     -     $14,961
        Actual return on plan assets                        -          375           -       5,020
        Employer contributions                              -        2,005           -         602
        Participants' contributions                         -          201           -         192
        Benefit payments                                    -       (3,429)          -      (3,697)
        Translation gain                                    -         (895)          -      (4,137)
                                                     ---------    ---------    --------    --------
        Fair value of plan assets at end of year     $      -      $11,198     $     -     $12,941
                                                     ---------    ---------    --------    --------


        FUNDED STATUS
        Benefit obligation in excess of
          fair value of plan assets                  $ 12,891     $  8,172     $14,913     $10,517
        Unrecognized net actuarial (gain) loss         (1,395)      (3,552)        352      (2,821)
        Unrecognized prior service cost (benefit)         128       (4,009)       (174)     (5,172)
        Effect of curtailment                               -        3,460           -           -
        Unrecognized net transition
          obligation (asset)                           (4,479)         112      (6,466)        168
                                                     ---------    ---------    ---------   --------
        Net obligation recognized                    $  7,145     $  4,183     $ 8,625     $ 2,692
                                                     ========     =========    ========    ========


     The net periodic pension cost consists of the following:

                                                       Year Ended December 31,

                                                2000       1999        1998
                                              ---------------------------------
          Service cost                        $ 2,515    $ 2,400     $ 2,092
          Interest cost, net                    4,551      5,464       4,102
          Expected return on plan assets       (1,303)    (1,333)     (1,009)
          Amortization of prior service cost      279        272         316
          Recognized net actuarial loss           165          -         111
          Transition obligation                  (317)         -         (83)
                                              --------   --------    --------
          Net periodic pension costs          $ 5,890    $ 6,803     $ 5,529
                                              ========   ========    ========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(11)   PENSIONS (CONTINUED)

     The actuarial assumptions in 2000, 1999 and 1998, net of inflation, which reflect the local economic conditions and particular circumstances of each of the subsidiaries, are as follows:

                                                            2000
                                       ------------------------------------------------------
                                          Mexico        Brazil      Colombia       Guatemala
                                       ----------      --------    ----------     -----------
 Discount rate                            7.3%         6.0%         19.0%           15.0%
 Expected return on plan assets           9.0%         6.0%             *               *
 Rate of compensation increase            3.3%         2.0%         13.0%           10.0%


                                                           1999
                                       ------------------------------------------------------
                                         Mexico        Brazil      Colombia       Guatemala
                                       ----------      --------    ----------     -----------
 Discount rate                            4.5%         6.0%          7.0%            8.0%
 Expected return on plan assets           6.0%         6.0%             *               *
 Rate of compensation increase            1.0%         2.0%          1.0%            3.0%


                                                           1998
                                       ------------------------------------------------------
                                          Mexico       Brazil      Colombia       Guatemala
                                       ----------      --------    ----------     -----------
 Discount rate                            4.5%         6.0%          8.0%            5.0%
 Expected return on plan assets           6.0%         6.0%             *               *
 Rate of compensation increase            1.0%         2.0%          4.0%            2.0%


*Not applicable, as the benefits are not funded.


(12) COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist primarily of trade accounts receivables. The Company extends credit on an unsecured basis to some of its distributors and customers. Diversification of credit risk is difficult since the Company sells primarily in the beverage industry. The Company's management recognizes that extending credit and setting appropriate reserves for accounts receivable is largely a subjective decision based on knowledge of the customer. The Company's management and their staff meet regularly to evaluate credit exposure in the aggregate, and by individual credit. Management sets and maintains credit standards and ensures the overall quality of the credit portfolio.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(12)   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Litigation, Claims and Assessments

     From time to time, the Company and its subsidiaries are involved in litigation, claims and assessments incidental to the operation of the Company's business. The Company vigorously defends all matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains insurance to protect against adverse judgments, claims or assessments that may affect the Company. In the opinion of the Company, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company or its subsidiaries are involved will not materially affect the Company's financial condition but could be material to the results of operations or cash flows in any one accounting period.

     Self-insurance

     As of December 31, 2000, the Company's subsidiaries in Mexico, Colombia, and Venezuela are partly self-insured through a fully owned subsidiary, Panamco Insurance Company Limited ("Panamco Insurance"), for various property risks. The Company maintains insurance coverage for these subsidiaries for individual claims in excess of $250 and up to $79,500 in aggregate coverage. Expense related to claims covered by Panamco Insurance was approximately $557, $773 and $1,213 in 2000, 1999 and 1998, respectively. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

     Construction Commitments

     In the normal course of business, the Company occasionally enters into commitments for the construction of new production facilities. At December 31, 2000, the amounts outstanding under these construction commitments totaled approximately $4,203.

     EDS Contract

     On December 1, 2000, the Company entered into a five-year outsourcing contract with EDS to manage its information technology infrastructure throughout Latin America for approximately $97,616, which will end on November 30, 2005. During 2000, the Company incurred $3,484 in expense related to this contract. The future minimum obligations under this contract are $17,936 in 2001, $21,903 in 2002, $20,962 in 2003, $18,395
     in 2004 and $14,936 in 2005.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(12) Commitments and Contingencies (continued)

     Service Fees

     The Company is appealing a decision by the Brazilian tax authorities imposing income taxes, interest and fines in an amount equivalent to $3,465 and $3,741 as of December 31, 2000 and 1999, respectively, relating primarily to the deductibility of certain inter-company service payments.

     Tax Credits

     The Brazilian subsidiaries are also being assessed by the Brazilian tax authorities for tax credits taken during 1995 and 1996, relating to overpayments of the value-added tax in previous years. Such overpayments related to value-added tax applied to samples, free products given to customers and to credit sales. These assessments amount to approximately $35,931 and $25,370 as of December 31, 2000 and 1999, respectively, and the Company has appealed the assessments at the administrative level. The Company and its outside legal advisors believe that in view of the legal basis adopted for the use of such credits, no significant liability should result from this issue and therefore no provision for this matter has been recorded in the accompanying consolidated financial statements.

     Administrative Proceedings

     Certain of the Brazilian subsidiaries were the subject of administrative proceedings before the Federal Revenue Office brought by the Brazilian tax authorities. Issues raised by the tax authorities include whether freight costs should be included in the Brazilian Tax on Manufactured Products (the "IPI") and the calculation of IPI rates on various beverages. During 1997, the Brazilian Taxpayers' Council decided unanimously in favor of the Brazilian subsidiaries on this issue relating to the period from January 1984 to December 1988. This judgment is no longer subject to any appeal and during 2000 the Brazilian Taxpayers' Council extended this period to June 30, 1989, which contingency amounted to approximately $2,464 and $2,633 as of December 31, 2000 and 1999, respectively.

     Because the Company believes it will ultimately not incur any liability, there is no accrual in the Company's consolidated financial statements with respect to the service fees, tax credits or administrative proceedings. However, each such proceeding is ongoing, and there can be no assurance as to its final outcome or, if such outcome is unfavorable, as to the amount of any liability. Due to the preliminary nature of these proceedings, the Company does not have adequate information regarding these matters to reasonably estimate the amount of the ultimate potential loss, if any.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(12)   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Amazon Region

     In 1998, the Brazilian subsidiaries reversed an excise tax accrual recorded in prior years for credits taken on purchases of concentrate from the Amazon region, in the northern part of Brazil. Those credits had been accrued for the period from February 1991 to February 1994. Although the Brazilian subsidiaries do not pay excise taxes on concentrate purchases from the Amazon region because it is a tax free zone, the bottlers have claimed that they are nevertheless entitled to a corresponding credit against excise taxes payable upon sale of the final products. The government disputed the claim and said a credit should exist only if the materials used in the production of the concentrate were entirely from the tax-free region. On August 15, 1991, the Brazilian Coca-Cola bottlers association, of which the Brazilian subsidiaries are members, obtained a preliminary injunction against the Brazilian tax authorities permitting the bottlers to take credits against such excise taxes. Based on the injunction, the Brazilian subsidiaries had not been required to make payment of taxes in an amount equal to such credits, but had made an accrual for financial reporting purposes in the full amount of such credits. The injunction was lifted in May 1995 and the Brazilian Coca-Cola bottlers association appealed the decision, which was later ruled in its favor.

     In 1998, the Brazilian subsidiaries reversed the accrual based on the development during 1998 of similar claims of other bottlers, which were resolved in their favor by the highest Brazilian court of appeals. During 1999, the Brazilian Coca-Cola bottlers association, including the Company's Brazilian subsidiaries, obtained final favorable decisions on their claims, which no longer can be appealed by the Government.

     The accrual for the excise tax contingency amounted to $64,103 as of December 31, 1997 and the corresponding income tax credit, recorded as deferred income tax assets in the Brazilian subsidiaries consolidated balance sheet as of that date, amounted to $21,154. The accrual and the deferred income tax credit balances were not monetarily adjusted for inflation or for the appreciation of the U.S. dollar in comparison to the Brazilian currency during 1998. Therefore, the reversal of the excise tax accrual amounted to $60,486 and was credited to other nonrecurring income, in the 1998 consolidated statement of operations. Income tax credits recorded relating to this accrual, amounting to $19,960, were also reversed and charged directly to the income tax provision in 1998.

     Other Contingencies

     The Brazilian subsidiaries are currently claiming refunds for previous years' payments of value-added taxes. The Company's outside legal advisors' assessment of this matter indicates that the outcome of these claims is expected to be favorable to the Company. The Company took credits of this tax in an amount equivalent to $8,232 and $11,739 as of December 31, 2000 and 1999, respectively on the Company's Brazilian income tax returns. Because a decision on these claims is still pending, the Company recorded an allowance for such matter in their financial statements as of December 31, 2000. The Company's subsidiaries are parties to other lawsuits and administrative proceedings arising in the ordinary course of business involving environmental, tax, civil and labor matters, for which provisions of $17,742 and $23,339 have been recorded as other long-term liabilities in the accompanying financial statements as of December 31, 2000 and 1999, respectively.

     In connection with the Venezuela Acquisition, in 1999 the Company received notice of certain tax claims asserted by the Venezuelan taxing authorities, which mostly relate to fiscal periods prior to the Venezuela Acquisition. The claims are in preliminary stages and current aggregate of approximately $48.2 million. The Company has certain rights to indemnification from Venbottling (the previous owners) and The Coca-Cola Company for a substantial portion of such claims and intends to defend against them vigorously. Based on the information currently available, the Company does not believe that the ultimate disposition of these cases will have a material adverse affect on the Company.

     In addition, Panamco Brasil is the subject of administrative proceedings in the Federal Reserve Office brought by Brazilian tax authorities seeking income taxes, interest with respect to credits taken in current periods and fines in an amount equivalent to $3.7 million as of December 31, 2000. Issues raised by the tax authorities include the deductibility of certain intercompany service payments. The Brazilian tax authorities prevailed at the initial administrative proceeding in 1991 and at the appellate administrative level in June 1993. Panamco Brasil has appealed the decision. In April 1998, the Brazilian Taxpayers' Council ruled unanimously in favor of Panamco Brasil. The amount in question represents approximately $1.8 million. This ruling is not subject to appeal. The Brazilian Taxpayers' Council, however, issued a ruling against a former subsidiary of Panamco Brasil. The amount in question represents approximately $1.9 million. Panamco Brasil has appealed this ruling.

     Panamco Brasil is also the subject of administrative proceedings in the Federal Reserve Office brought by Brazilian tax authorities seeking assessments with respect to tax credits taken during 1995 and 1996 relating to overpayments of certain value-added taxes in prior years. The assessments involve an amount approximately equivalent to $32.8 million as of December 31, 2000 and relate to value-added taxes applied to samples, gratuities and credit sales. The Company has appealed the assessments.

     During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. If this effort is successful, these distributors could, among other things, demand on an individual basis, certain labor and severance rights against Panamco Venezuela.

     Since the incorporation process began, Panamco Venezuela has vigorously opposed its formation through all available legal channels. In February 2000, Panamco Venezuela presented a nullity recourse against the union incorporation solicitation, as well as an injunction request before the Venezuelan Supreme Court. A decision on the injunction request should be obtained at any time and a final decision on the nullity recourse should be issued by the Supreme Court within the next 12 to 16 months.

     At this point, the Company believes that it will obtain a favorable outcome on the recourses presented to the Supreme Court, and that the ultimate disposition of this case will not have a material adverse effect on the Company.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)



(13)     LEASES

     The Company leases buildings, machinery and equipment, vehicles, and office equipment throughout its operations under both operating and capital leases that expire between 2001 and 2007. The following are the minimum lease payments for each of the years indicated applicable to capital and operating leases as of December 31, 2000:

                                             Capital             Operating
                                         --------------       ---------------
Fiscal year:
        2001                              $    1,944            $   15,468
        2002                                   1,253                15,252
        2003                                   1,253                13,367
        2004                                   1,253                11,176
        2005                                   1,253                19,908
        Thereafter                                 -                 1,462
                                         --------------       ---------------
Total minimum lease payment               $    6,956            $   76,633
Amount representing interest                   1,314          ===============
                                         --------------
Present value of minimum lease payments   $    5,642
                                         ==============

     Rental expense for all operating leases charged against earnings amounted approximately to $13,495, $8,900, and $12,300 in 2000, 1999, and 1998,
     respectively.

(14) EQUITY INCENTIVE PLAN

     Stock Option Plans

     At December 31, 2000, the Company had two stock option plans. A Stock Option Plan for Employees (the "Employee Plan"), which has a maximum of 9,000,000 shares of Class A Common Stock available for stock option grants. Under this plan, the options vest over a five-year period for the options granted through 1996 and over a three-year period for options granted beginning in 1997.

     The Company also has a Stock Option Plan for Nonemployee Directors (the "Directors Plan"), which was implemented to attract and retain the services of experienced and knowledgeable nonemployee directors and nonemployee members of the advisory board of the Company. The Directors Plan provides each nonemployee director and each nonemployee advisory board member with an option to purchase a specified number of shares of Class A Common Stock. A total of 100,000 shares of Class A Common Stock is available for grants under the Directors Plan, which is administered by the Board of Directors or a subcommittee thereof. The Board of Directors has the discretion to amend, terminate or suspend the Directors Plan at any time. Under the Directors Plan, the options vest over a four-year period for the options granted until 1996 and over a three-year period for the options granted beginning in 1997. As of December 31, 2000, no options have been exercised or cancelled under the Directors Plan.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(14)   EQUITY INCENTIVE PLAN (CONTINUED)

     There were 954,076 shares of common stock reserved for future grants as of December 31, 2000 under all stock option plans.

     On November 17, 1993, when the previous day's closing price of the Class A Common Stock on the New York Stock Exchange was $17.55 per share, the Company granted an initial 800,000 options under the Employee Plan at an exercise price of $13.75 per share, the closing price of the Class A Common Stock on its first day of trading on the New York Stock Exchange. Therefore, the Company recognized compensation expense associated with such options each month from 1993 to 1998. However, since the subsequent grants of stock options in both plans were at an exercise price equal to the market price at the date of grant, the Company has not recorded any additional compensation expense related to such options.

     On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 600,000 options to certain executive officers at an exercise price of $14.25 per share. These options vest 50% upon issuance and 50% after one year. Since the grant of the stock options was at an exercise price equal to that of the quoted market price on the date of the grant, no compensation expense was recorded by the Company related to these options.

     A summary of option transactions is presented below:

                                                2000                            1999                             1998
                                    -------------------------          -------------------------      ---------------------------
                                                     Weighted                           Weighted                        Weighted
                                                      average                            average                        average
                                                     exercise                           exercise                        exercise
                                     Options           price            Options           price          Options          price
                                    -------------------------          -------------------------      ---------------------------
Outstanding on
   January 1,                       5,463,414      $    19.00          4,129,314      $    20.45         3,052,499    $    19.88
Granted                             1,750,110           14.54          1,560,000           15.69         1,401,824         21.13
Exercised                             (25,000)          16.20            (76,500)          16.33          (203,809)        15.06
Forfeited                            (185,300)          21.89           (149,400)          25.87          (121,200)        22.25
                                    ----------                         ----------                        ---------
Outstanding on
   December 31,                     7,003,224      $    17.82          5,463,414      $    19.00         4,129,314    $    20.45
                                    =========                          =========                         =========
Options exercisable
   at end of year                   4,041,840      $    19.06          2,535,719      $    19.37         1,687,687    $    18.01
                                    =========                          =========                         =========
Nonvested stock
   at end of year                     700,000      $    14.25                  -      $       -                 -     $        -
                                    =========                          =========                         =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(14)   EQUITY INCENTIVE PLAN (CONTINUED)

     The following table sets forth certain information relating to outstanding and exercisable stock options at December 31, 2000:

                                                  Options Outstanding                                Options Exercisable
                          ----------------------------------------------------------  ------------------------------------
                                                                   Weighted average
                              Number                                  remaining             Number
                          outstanding at         Weighted          contractual life       outstanding at       Weighted
                           December 31,          average              (in years)           December 31,        average
                               2000           exercise price                                   2000         exercise price
                          ----------------------------------------------------------  ------------------------------------
     $13.75 to $15.00      2,742,110         $     14.37                     7.9           1,292,000       $     14.12
     $15.01 to $20.00      2,085,046               16.19                     7.7           1,068,713             16.66
     $20.01 to $25.00      1,627,624               21.63                     7.6           1,132,683             21.71
     $25.01 to $29.93        548,444               29.93                     7.0             548,444             29.93
                           ---------                                                       ---------
                           7,003,224         $     17.82                     7.7           4,041,840       $     19.06
                           =========                                                       =========


     The Company accounts for its stock option plans in accordance with the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation cost has been recognized in the consolidated statements of operations with respect to stock option grants where the exercise price is equal to or greater than quoted market value at the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the stock option plans, consistent with the method preferred by SFAS No. 123, the Company's pro forma net earnings (loss) and earnings (loss) per share would be as follows:

                                                 December 31,
                              --------------------------------------------------
                                     2000             1999              1998
                              --------------   --------------    ---------------
 Net income (loss):
    As reported               $    (504,660)   $     (59,904)    $     120,322
                              ==============   ==============    =============
    Pro forma                 $    (510,039)   $     (69,017)    $     116,305
                              ==============   ==============    =============
 Net income (loss) per share:
    As reported:
       Basic                  $       (3.92)   $       (0.46)    $        0.93
                              ==============   ==============    =============
       Diluted                $       (3.92)   $       (0.46)    $        0.92
                              ==============   ==============    =============
    Pro forma:
       Basic                  $       (3.96)   $       (0.53)    $        0.90
                              ==============   ==============    =============
       Diluted                $       (3.96)   $       (0.53)    $        0.89
                              ==============   ==============    =============

     SFAS No. 123 requires pro forma disclosure to include expense from grants beginning in 1995. As such, for 1999 and 1998, the Company's pro forma information is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the Company's net income because pro forma compensation expense related to grants made prior to 1995 was not taken into consideration.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(14)   EQUITY INCENTIVE PLAN (CONTINUED)


     The weighted-average fair value at date of grant for stock options granted during 2000, 1999 and 1998 was $6.69, $6.60 and $7.66, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                      December 31,
                                      ------------------------------------------
                                         2000          1999           1998
                                      ------------------------------------------
           Risk-free interest rate       5.78%          5.82%         4.55%
           Dividend yield                1.30%          1.11%         1.59%
           Expected volatility          42.0%          59.20%        52.60%
           Expected option term lives   6.7 years      3 years       3 years


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Company's stock-based compensation arrangements have characteristics significantly different from those of traded options, and changes in the subjective input assumptions used in valuation models can materially affect the fair value estimate. As a result, the existing models may not necessarily provide a reliable measure of the fair value of its stock-based compensation.

     Nonvested Stock Grant

     On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 700,000 shares of nonvested stock to certain executive officers. The terms of the restricted stock are as follows: one-third of the shares shall vest in the event that the share price equals or exceeds the grant date share price by $5.00 or more on or before the second anniversary of the grant date; two-thirds of the shares (reduced by one-third if shares already vested) shall vest if the share price exceeds the grant date share price by $10.00 or more on or before the third anniversary of the grant date; and all the unvested shares shall vest in the event that the share price equals or exceeds the grant date share price by $15.00 or more on or before the fourth anniversary of the grant date. Non-vested shares shall be forfeited to the extent that they do not vest on or before the fourth anniversary of the grant date. Due to the uncertainty of the future market price of the stock, management cannot make a reasonable estimate as to what the compensation expense may be or if the restricted stock will vest. As of December 31, 2000, the nonvested stock granted had not been issued.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)



(15)     CAPITAL AND OTHER TRANSACTIONS

     At the time of the signing of the Agreement (mentioned in Note 1), and in connection with the acquisition of the Costa Rican franchise, Export acquired additional shares of Class A and B Common Stock and 2 shares of a new Series C Preferred Stock of the Company. The holder of the Series C Shares (the "Holder") is not entitled to receive any dividends with respect to the Series C Stock and is only entitled to a preference on the liquidation, dissolution or winding up of the Company of $1.00 in total. Pursuant to the Certificate of Designation for the Series C Shares, the Company has agreed with the Holder not to take certain actions without the approval of the Holder, including, but not limited to: (i) certain consolidations, mergers and sales of substantially all of the Company's assets; (ii) any acquisition or sale of a business (or an equity interest therein) if the purchase price or sales price thereof, as the case may be, exceeds a material amount (as defined therein); (iii) entry into any new significant line of business or termination of any existing significant line of business; (iv) certain capital expenditures and acquisitions and dispositions of fixed assets; (v) certain transactions with affiliates (as defined); (vi) certain changes in the Company's policy with respect to dividends or distributions to shareholders and
     (vii) certain changes to the Company's Articles or By-laws. These rights are subject to certain exceptions and qualifications and may be suspended or terminated in certain circumstances.

     Pursuant to an agreement dated March 25, 1998, the Company acquired all the capital stock of Embotelladora Central, S.A. ("Panamco Guatemala"), which produces, sells and distributes Coca-Cola products in Guatemala City and the surrounding areas. The purchase price for the acquisition was approximately $38,801 in cash. In addition, the Company assumed approximately $23,499 of debt and recorded $45,364 of goodwill.

     In 1998, the Brazilian subsidiaries acquired certain shares held by minority investors in Brazil for an aggregate of $28,068, which increased the Company's ownership of the capital stock of such entities from 96% to 98%.

     In September 1998, the Company expanded its Brazilian presence by acquiring the Brazilian bottler Refrigerantes do Oeste, S.A. ("R.O.S.A.") for $47,999 in cash (including shares of Cervejarias Kaiser, S.A.). As part of this transaction, Panamco also acquired R.O.S.A.'s plastic bottle business, Supripack Industria de Embalagens, S.A. ("Supripack"), for $9,900 in cash, bringing the total acquisition price to $57,900. In connection with these acquisitions and to generate the cash required by these acquisitions, the Company entered into a $70,000 financing agreement. The Company began consolidating R.O.S.A.'s results of operations on September 1, 1998, and recorded $37,400 of goodwill in connection with these acquisitions.

     On December 9, 1999, the Board of Directors authorized a share repurchase program of its Class A Common Stock in an amount not to exceed $100,000 in the aggregate. The shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company repurchased 785,295 shares amounting to $13,675 during 2000, bringing the total shares purchased since December 1999 to 1,153,879, at a total cost of $21,243 as of December 31, 2000.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(15) CAPITAL AND OTHER TRANSACTIONS (CONTINUED)

     As of December 31, 2000, the capital stock of the Company consists of the following:

                              Class A           Class B           Series C
                            Common Stock      Common Stock    Preferred Stock
                            --------------------------------------------------
 Authorized                  500,000,000       50,000,000     50,000,000
                             ===========      ===========    ===========

 Issued                      136,745,820       11,266,042              2
 Less - Treasury shares       17,003,236        2,377,607              -
                             -----------      -----------    -----------
 Outstanding                 119,742,584        8,888,435              2
                             ===========      ===========    ===========
 Par value per share         $      0.01      $      0.01    $      0.01
                             ===========      ===========    ===========


     As of December 31, 1999, the capital stock of the Company consists of the following:

                              Class A           Class B          Series C
                            Common Stock      Common Stock    Preferred Stock
                            --------------------------------------------------
 Authorized                 500,000,000       50,000,000      50,000,000
                            ===========       ==========      ==========

 Issued                     136,662,871       11,348,991               2
 Less - Treasury shares      16,281,271        2,377,436               -
                            -----------       ----------      ----------
 Outstanding                120,381,600        8,971,555               2
                            ===========       ==========      ==========
 Par value per share        $      0.01       $     0.01      $     0.01
                            ===========       ==========      ==========


     As of December 31, 1998, the capital stock of the Company consists of the following:

                              Class A           Class B          Series C
                            Common Stock      Common Stock    Preferred Stock
                            --------------------------------------------------
 Authorized                 500,000,000        50,000,000       50,000,000
                            ===========       ===========      ===========

 Issued                     136,578,208        11,433,654                2
 Less - Treasury shares      15,700,213         2,666,410                -
                            -----------       -----------      -----------
 Outstanding                120,877,995         8,767,244                2
                            ===========       ===========      ===========
 Par value per share        $      0.01       $      0.01      $      0.01
                            ===========       ===========      ===========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(15) CAPITAL AND OTHER TRANSACTIONS (CONTINUED)

     In general, with the exception of voting rights and certain conversion rights, the Class A Common Stock and the Class B Common Stock have the same rights and privileges. Each share of Class B Common Stock entitles the holder to one vote on all matters as to which the shareholders are entitled to vote. The Class A Common Stock is non-voting and does not entitle the holder thereof to vote on any matter.

     The Company declared cash dividends of $0.24 per share of common stock for each of the years ended December 31, 2000, 1999, and 1998.

(16) RETAINED EARNINGS

     Certain of the Company's subsidiaries are required by law to appropriate a portion of their annual net income to legal reserves until such reserves equal prescribed percentages of outstanding capital stock. These legal reserves, which aggregated $38,394 and $33,140 at December 31, 2000 and 1999, respectively, are generally not available for distribution to shareholders until the liquidation of the individual companies, except in the form of stock dividends in the Mexican subsidiaries.

     The Brazilian companies' statutes require minimum dividend distributions representing 25% of net income (after deducting reserves provided by law or by the shareholders) for the year. This dividend requirement may be waived by the unanimous vote of shareholders at a meeting where a quorum (consisting of the holders of a majority of the shares) is present.

     At present, Colombia and Costa Rica impose withholding taxes of 7% and 15%, respectively, on dividends paid by domestic subsidiaries to the Company. Brazil imposes a withholding tax of 15% on dividends paid by domestic subsidiaries to the Company that are derived from earnings generated prior to January 1, 1996.

     Dividends from earnings generated until 1998 are not subject to income taxes in Mexico, as long as they are paid from "net taxed income" (UFIN). Dividends not paid from UFIN are subject to a 35% income tax. During 1999 and 2000, dividends paid to individuals or foreign residents were subject to income tax withholding of an effective tax rate of approximately 7.5% and 7.7%, respectively. In addition, if earnings generated after 1998 for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, the Company must keep a record of earnings subject to each tax rate.

     As of December 31, 2000, dividends are not subject to withholding taxes in Venezuela, Nicaragua and Guatemala.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)


(17)     OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three years ended December 31, 2000, 1999 and 1998 is as follows:


                                                                   December 31,
                                                  --------------------------------------
                                                       2000         1999        1998
                                                  -----------   -----------  -----------
         Provision for contingencies              $   (8,418)   $  (5,270)   $ (6,885)
         Exchange losses, net                         (8,217)     (32,701)     (3,967)
         Gain on sale of property and equipment
           and investments                            (3,642)       2,760       3,932
         Equity in losses of unconsolidated
           companies, net                             (1,189)      (4,371)     (3,550)
         Capital expenditure incentives                1,886        5,115      40,791
         Operating income (loss) from
           non-bottling subsidiaries                    (741)       3,950         643
         Nonoperating charges                         (5,977)      (4,391)          -
         Other, net                                   (5,364)      (4,388)     (8,828)
                                                  -----------   -----------  -----------
                                                  $  (31,662)   $ (39,296)   $ 22,136
                                                  ===========   ===========  ===========


(18)     SEGMENTS AND RELATED INFORMATION

     The Company operates in the bottling and distribution industries and in markets throughout the world. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units which comprise the Company's products across geographic locations. The Company evaluates performance and allocates resources based on income or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(18)   SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                                      2000
                  ------------------------------------------------------------------------------------------------------------
                                                                                   Central
                  Mexico          Brazil          Colombia          Venezuela      America          Corporate       Total
                  ------------------------------------------------------------------------------------------------------------
 Net sales        $974,846       $496,488       $386,720         $515,853       $225,504          $        -      $2,599,411
                  =========      =========      ==========       ==========     ==========        ============    ============
 Operating
   income (loss)  $119,655       $ (2,841)      $(20,544)        $(66,073)      $ 23,033          $ (392,118)     $ (338,888)
                  =========      =========      ==========       ==========     ==========        ============    ============
 Interest income  $  9,619       $  1,572       $  3,135         $      3       $  1,775          $   15,829      $   31,933
                  =========      =========      ==========       ==========     ==========        ============    ============
 Interest expense $(21,980)      $(13,810)      $ (7,621)        $(24,819)      $ (2,504)         $  (71,565)     $ (142,299)
                  =========      =========      ==========       ==========     ==========        ============    ============
 Depreciation and
   amortization   $ 71,336       $ 30,246       $ 64,597         $ 96,804       $ 17,652          $   29,230      $  309,865
                  =========      =========      ==========       ==========     ==========        ============    ============
 Capital
   expenditures   $ 57,296       $  7,596       $  9,104         $ 30,408       $ 17,363          $    2,130      $  123,897
                  =========      =========      ==========       ==========     ==========        ============    ============
Long-lived assets $484,432       $246,149       $361,364         $385,220       $133,084          $  850,954      $2,461,203
                  =========      =========      ==========       ==========     ==========        ============    ============
 Total assets     $591,925       $425,134       $457,102         $461,486       $180,773          $  909,901      $3,026,321
                  =========      =========      ==========       ==========     ==========        ============    ============


                                                                      1999
                  ------------------------------------------------------------------------------------------------------------
                                                                                   Central
                  Mexico          Brazil          Colombia          Venezuela      America          Corporate       Total
                  ------------------------------------------------------------------------------------------------------------
 Net sales        $794,812       $500,683       $397,014         $512,292       $211,016          $        -      $2,415,817
                  =========      =========      ==========       ==========     ==========        ============    ============
 Operating
   income (loss)  $133,188       $  2,507       $ 13,090         $(20,256)      $ 27,032          $  (41,110)     $  114,451
                  =========      =========      ==========       ==========     ==========        ============    ============
 Interest income  $  1,748       $  2,933       $  6,143         $      -       $  2,175          $   15,963          28,962
                  =========      =========      ==========       ==========     ==========        ============    ============
 Interest expense $(13,597)      $(17,676)      $(12,896)        $(18,028)      $ (4,018)         $  (62,857)     $ (129,072)
                  =========      =========      ==========       ==========     ==========        ============    ============
 Depreciation and
   amortization   $ 40,356       $ 32,763       $ 59,178         $ 71,156       $ 17,990          $   29,380      $  250,823
                  =========      =========      ==========       ==========     ==========        ============    ============
 Capital
   expenditures   $ 57,919       $ 22,686       $ 28,275         $ 33,184       $ 21,139          $      -        $  163,203
                  =========      =========      ==========       ==========     ==========        ============    ============
Long-lived assets $448,196       $309,441       $445,428         $466,846       $133,080          $1,293,878      $3,096,869
                  =========      =========      ==========       ==========     ==========        ============    ============
 Total assets     $549,420       $486,198       $498,005         $556,696       $171,174          $1,351,629      $3,613,122
                  =========      =========      ==========       ==========     ==========        ============    ============

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(18)   SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                                      1998
                  ------------------------------------------------------------------------------------------------------------
                                                                                   Central
                  Mexico          Brazil          Colombia          Venezuela      America          Corporate       Total
                  ------------------------------------------------------------------------------------------------------------
 Net sales        $638,481       $897,951      $495,812          $550,677       $190,355          $       -       $2,773,276
                  =========      =========      ==========       ==========     ==========        ============    ============
 Operating
   income (loss)  $ 95,287       $ 10,440      $ 62,528          $ 23,322       $ 22,933          $  (34,796)     $  179,714
                  =========      =========      ==========       ==========     ==========        ============    ============
 Interest income  $  1,635       $      -      $  6,925          $      -       $  1,983          $    2,364      $   12,817
                  =========      =========      ==========       ==========     ==========        ============    ============
 Interest expense $(11,619)      $(21,717)     $(12,253)         $ (9,801)      $ (6,185)         $  (36,577)     $  (98,152)
                  =========      =========      ==========       ==========     ==========        ============    ============
 Depreciation and
   amortization   $ 37,132       $ 83,612      $ 58,510          $ 65,099       $ 15,039          $   29,459      $  288,851
                  =========      =========      ==========       ==========     ==========        ============    ============
 Capital
   expenditures   $ 64,047       $ 62,051      $ 69,216          $ 68,361       $ 38,540          $        -      $  302,215
                  =========      =========      ==========       ==========     ==========        ============    ============
Long-lived assets $387,394       $471,970      $437,683          $487,878       $137,333          $1,166,239      $3,088,497
                  =========      =========      ==========       ==========     ==========        ============    ============
 Total assets     $459,778       $709,176      $576,191          $589,543       $173,320          $1,139,682      $3,647,690
                  =========      =========      ==========       ==========     ==========        ============    ============


(19) QUARTERLY INFORMATION (UNAUDITED)

                                         For the three months ended
                        --------------------------------------------------------
                          March 31,      June 30,     September 30, December 31,
                            2000           2000          2000          2000
                        --------------------------------------------------------
 Net sales               $  608,181     $  641,061    $  648,180   $  701,989
                         ===========    ==========    ==========   ===========
 Gross profit            $  309,760     $  340,548    $  343,258   $  362,360
                         ===========    ==========    ==========   ===========
 Net income (loss)       $  (71,502)    $   11,524    $      464   $ (445,146)
                         ===========    ==========    ==========   ===========
 Basic earnings (loss)
    per share            $    (0.55)    $     0.09    $     0.00   $    (3.46)
                         ===========    ==========    ==========   ===========
 Diluted earnings (loss)
    per share            $    (0.55)    $     0.09    $     0.00   $    (3.46)
                         ===========    ==========    ==========   ===========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Stated in thousands of U.S. dollars, except for share data)

(19) QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)

                                       For the three months ended
                       ---------------------------------------------------------
                          March 31,      June 30,    September 30,  December 31,
                            1999          1999           1999          1999

Net sales               $  562,982     $   612,372   $  605,118     $  635,345
                        ==========     ============  ==========     ==========
Gross profit            $  280,601     $   313,522   $  308,879     $  320,932
                        ==========     ============  ==========     ==========
Net income (loss)       $  (40,082)    $      (461)  $  (10,978)    $   (8,383)
                        ===========    ============  ==========     ==========
Basic earnings (loss)
   per share            $    (0.31)    $      0.00   $    (0.08)     $   (0.06)
                        ===========    ============  ==========     ==========
Diluted earnings (loss)
   per share            $    (0.31)    $      0.00   $    (0.08)     $   (0.06)
                        ===========    ============  ==========     ==========


(20) SUBSEQUENT EVENTS

     The Company had an obligation to Coca-Cola Financial Corporation (U.S.), amounting to $100,000 with an average annual interest rate of three-month LIBOR plus 3.25% (9.65% at December 31, 2000), which was included in the current portion of long-term obligations at December 31, 2000. On February 28, 2001, the Company prepaid the remaining outstanding debt with Coca-Cola Financial Corporation (U.S.) in the amount of $100,000. There was no prepayment penalty.

     On February 21, 2001, the Company's subsidiary in Colombia issued unsecured, publicly traded bonds valued at Col$35,000,000,000 Colombian pesos (approximately $15,500 in U.S. dollars) with a coupon rate of DTF plus 2.75% (15.5% at February 21, 2000) and a maturity date of August 9, 2005.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Panamerican Beverages, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Panamerican Beverages, Inc. (the "Company") annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 2001 (except with respect to the matters discussed in Note 20, as to which the date is February 28, 2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Miami, Florida,
  January 31, 2001.

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

     The following is an analysis of the valuation and qualifying accounts for the three years ended December 31, 2000, 1999 and 1998:

                                                            Additions
                                                       ------------------

                                  Balance at    Charged to   Charged to
                                  beginning     costs and      other      Deductions-      Balance at
      Description                 of year       expenses     accounts    applications     end of year
      -----------                 --------------------------------------------------------------------
 2000:
 Allowance for doubtful accounts  $   11,534         585         861        3,106       $    9,874
 Allowance for obsolete and
   slow-moving inventory          $    4,064      (1,609)      1,250          251       $    3,454
 Allowance for restructuring      $        -     503,659           -      448,028       $   55,631

 1999:

 Allowance for doubtful accounts  $   10,427       3,049         204        2,146       $   11,534
 Allowance for obsolete and
   slow-moving inventory          $    1,486       2,664           -           86       $    4,064
 Allowance for restructuring      $        -      35,172           -       35,172       $        -

 1998:

 Allowance for doubtful accounts  $   10,593       7,544       1,730        9,440       $   10,427
 Allowance for obsolete and
   slow-moving inventory          $      576         472       1,835        1,397       $     1,486
 Allowance for restructuring      $        -           -           -            -       $         -
