Form 10-Q
period 2001-03-31
PANAMERICAN BEVERAGES INC
filed 2001-05-15
CIK 911360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of May 9, 2001 were:

Class A Common Stock:                                          118,424,915
Class B Common Stock:                                            8,783,574
Class C Preferred Stock:                                                 2

                                TABLE OF CONTENTS

                                                                            Page

PART I   FINANCIAL INFORMATION

Item 1   FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets (unaudited)
         as of March 31, 2001 and December 31, 2000.......................    1

         Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2001 and 2000...............    2

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2001 and 2000...............    3

         Notes to Condensed Consolidated Financial
         Statements (unaudited)...........................................    4

         PANAMCO MEXICO - Selected Statements of Operations Data
         (unaudited) for the three months ended March 31, 2001 and 2000...   15

         PANAMCO BRASIL - Selected Statements of Operations Data
         (unaudited) for the three months ended March 31, 2001 and 2000...   16

         PANAMCO COLOMBIA - Selected Statements of Operations Data
         (unaudited) for the three months ended March 31, 2001 and 2000...   17

         PANAMCO VENEZUELA -- Selected Statements of Operations Data
         (unaudited) for the three months ended March 31, 2001 and 2000...   18

         PANAMCO CENTRAL AMERICA - Selected Statements of Operations Data
         (unaudited) for the three months ended March 31, 2001 and 2000...   19

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................   20

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.......................................................  26

PART II  OTHER INFORMATION................................................   26

Item 1.  LEGAL PROCEEDINGS................................................   26

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................   26

Item 3.  DEFAULTS UPON SENIOR SECURITIES..................................   26

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   26

Item 5.  OTHER INFORMATION................................................   26

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   27

Signatures.................................................................  28

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (STATED IN THOUSANDS OF UNITED STATES OF AMERICA ("U.S.") DOLLARS)
                                   (UNAUDITED)

                                                      MARCH 31,    DECEMBER 31,
                                                        2001          2000
                                                    ------------   -----------
         ASSETS
 Current Assets:
     Cash and equivalents                           $    199,884   $   191,773
     Accounts receivable, net                            111,176       138,473
     Inventories, net                                    104,125       105,439
     Other current assets                                 27,789        30,268
                                                    ------------   -----------

         Total Current Assets                            442,974       465,953

 Investments                                             102,303       158,006
 Property, plant and equipment, net                    1,099,857     1,125,719
 Bottles and cases, net                                  226,350       236,527
 Cost in excess of net assets acquired, net              890,804       903,683
 Other assets                                            130,116       136,433
                                                    ------------   -----------

         Total Assets                               $  2,892,404   $ 3,026,321
                                                    ============   ===========

         LIABILITIES
 Current Liabilities:
     Accounts payable                                   $184,539      $171,239
     Current portion of long-term obligations             54,285       184,889
     Bank loans                                           57,402        40,295
     Other accrued liabilities                           195,757       241,801
                                                    ------------   -----------
         Total Current Liabilities                       491,983       638,224

 Long-term Liabilities:
     Long-term obligations, net of current portion     1,053,960     1,028,575
     Other liabilities                                   178,243       164,406
                                                    ------------   -----------
         Total Long-term Liabilities                   1,232,203     1,192,981

  Minority interest in consolidated subsidiaries          28,418        27,805

         SHAREHOLDERS' EQUITY
     Capital                                               1,480         1,480
     Capital in excess of par value                    1,585,594     1,585,498
     Retained earnings                                    64,227        50,632
     Accumulated other comprehensive loss               (427,375)     (399,541)
                                                    ------------   -----------
                                                       1,223,926     1,238,069
     Less - Treasury shares, at cost                     (84,126)      (70,758)
                                                    ------------   -----------
         Total Shareholders' Equity                    1,139,800     1,167,311
                                                    ------------   -----------
 Total Liabilities and Shareholders' Equity         $  2,892,404   $ 3,026,321
                                                    ============   ===========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    --------------------------
                                                         2001          2000
                                                    ------------   -----------

     Net sales                                      $    648,029   $   608,181
     Cost of sales, excluding depreciation
         and amortization                                316,263       298,421
                                                    ------------   -----------

            Gross profit                                 331,766       309,760
                                                    ------------   -----------

     Operating expenses:
         Selling, general and administrative             208,866       207,440
         Depreciation and amortization                    53,626        56,726
         Amortization of goodwill                          6,610         9,104
         Facilities reorganization charges                     -        79,878
                                                    ------------   -----------

                                                         269,102       353,148
                                                    ------------   -----------

            Operating income (loss)                       62,664       (43,388)
                                                    ------------   -----------

     Other income (expense):
         Interest income                                   9,016         7,738
         Interest expense                                (32,604)      (37,109)
         Other expense, net                               (2,176)       (8,249)
                                                    ------------   -----------
            Income (loss) before income taxes             36,900       (81,008)
     Provision (benefit) for income taxes                 14,045        (9,255)
                                                    ------------   -----------

     Income (loss) before minority interest               22,855       (71,753)
     Minority interest in earnings (losses) of
     subsidiaries                                          1,534          (251)
                                                    ------------   -----------

            Net income (loss)                       $     21,321   $   (71,502)
                                                    ============   ===========

            Cash operating profit                   $    122,900   $    61,974
                                                    ============   ===========

     Basic earnings (loss) per share                $       0.17   $     (0.55)
                                                    ============   ===========
     Basic weighted average shares
         outstanding, in thousands                       128,308       129,142
                                                    ============   ===========

     Diluted earnings (loss) per share              $       0.16   $     (0.55)
                                                    ============   ===========
     Diluted weighted average shares
         outstanding, in thousands                       129,528       129,142
                                                    ============   ===========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (STATED IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                    --------------------------
                                                         2001          2000
                                                    ------------   -----------
     Net cash provided by operating activities      $     81,050   $    75,300
     Cash flows from investing activities:
         Capital expenditures                            (16,128)      (39,246)
         Purchases of bottles and cases                  (10,099)      (12,083)
         Purchases of investments                             -         (4,000)
         Proceeds from sale of investments                52,620             -
         Proceeds from sale of property, plant
         and equipment                                     4,098        10,193
         Other                                            (1,554)         (257)
                                                    ------------   -----------
          Net cash provided by (used in)investing
               activities                                 28,937       (45,393)
                                                    ------------   -----------
     Cash flows from financing activities:
       Payment of bank loans and other long-term
        obligations                                     (153,145)       (9,730)
       Proceeds from bank loans and other long-term
        obligations                                       74,720         6,319
       Issuance of capital stock                               -           412
       Stock options exercised                               131             -
       Share repurchase                                  (13,402)      (11,761)
       Payment of dividends to minority interest               -          (235)
       Payment of dividends to shareholders               (7,726)       (7,730)
       Other                                                   -         1,762
                                                    ------------   -----------

         Net cash used in financing activities           (99,422)      (20,963)
                                                    ------------   -----------
       Effect of exchange rate changes on cash
         and cash equivalents                             (2,454)       (6,825)
                                                    ------------   -----------
         Net increase in cash and equivalents              8,111         2,119

       Cash and equivalents at beginning of period       191,773       152,648
                                                    -------------  -----------

       Cash and equivalents at end of period        $    199,884   $   154,767
                                                    ============   ===========

     Supplemental cash flow disclosures:
       Cash paid during the year for:
         Interest (net of capitalized interest)     $     30,533   $    36,104
                                                    ============   ===========

         Income taxes                               $     17,081   $     8,906
                                                    ============   ===========

     Noncash activities:

       Write-off of property, plant and equipment
        against accrued facilities reorganization
        charges                                     $          -   $    39,533
                                                    ============   ===========

       Write-off of costs in excess of net assets
         acquired against accrued facilities
         reorganization charges                     $          -   $         -
                                                    ============   ===========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (STATED IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

(1)  Basis of Presentation


The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and December 31, 2000, and the consolidated results of operations for the three months ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001. The Company has made no significant changes in accounting policies from those reflected in the consolidated financial statements included in the Annual Report on Form 10-K.

The financial statements of the Colombian and Venezuelan subsidiaries for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries are the Mexican peso, Brazilian real, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, respectively. The financial statements of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. Foreign currency translation gains (losses) on monetary assets and liabilities for the Colombian and Venezuelan subsidiaries have been included in the consolidated statements of operations captions to which such items relate as shown below:

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                         2001          2000
                                                    ------------   -----------

  Net sales                                         $      2         $  (310)
  Cost of sales and operating expenses                   658           1,216
  Interest and other income, net                       2,275            (573)
  Provision for income taxes                              46             291
                                                    ---------         --------

  Net translation gain                              $  2,981         $   624
                                                    =========         =======

(2)  New Accounting Standards and Pronouncements

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 140 on March 31, 2000. The adoption of this standard did not have a material effect on its financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income immediately. The ineffective portion of a hedge's change in fair value is recognized in income. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 and subsequent recording of the change in value related to its cash flow hedge resulted in a total reduction in accumulated other comprehensive income of approximately $7.4 million in the Company's condensed consolidated financial statements for the quarter ending March 31, 2001.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(3)  Reorganization Programs

     Throughout the year 2000, the Company continued its reorganization programs, which were implemented originally during the first quarter of 2000. As a result of these reorganization programs, during the year ended December 31, 2000, the Company recorded the following items in its statements of operations:

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

     Severance payments recorded during 2000 relate to the termination of approximately 10,000 employees across all levels and operating units of the Company. Approximately 6,500 employees had been terminated by the Company as of March 31, 2001.

     Nonoperating Charges - During the year ended December 31, 2000, the Company recorded $5,977 of charges, of which $5,387 were recorded in the first quarter and $590 were recorded in the fourth quarter, related to the disposal of nonoperating assets, including land of some of the operating plants, which are presented as part of other expense, net.

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

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:

                                       Year Ended December 31, 2000
                                ------------------------------------------
                                   Cash           Noncash         Total
                                  --------     -------------    ----------

     Restructuring charges        $ 86,677       $  24,814       $111,491
     Asset write-offs                1,894         381,637        383,531
     Nonrecurring charges                -           8,637          8,637
                                  --------       ---------       --------
                                    88,571         415,088        503,659
     Nonoperating charges                -           5,977          5,977
                                  --------       ---------       --------
     Gross charges                $ 88,571       $ 421,065        509,636
                                  ========       =========
     Income tax benefit                                            46,516
                                                                 --------
     Net charges                                                 $463,120
                                                                 ========


The following tables show the status of the balance of the reorganization accrual and asset write-down allowance at March 31, 2001 and December 31, 2000. Balances of $41,005 and $47,875 related to accrued facilities reorganization costs are reflected in other accrued liabilities and balances of $7,651 and $7,756 are reflected in other long-term liabilities in the condensed consolidated balance sheets at March 31, 2001 and December 31, 2000, respectively:

                                               Severance
                            Balance at       and other cash      Balance at
                           December 31,         payments          March 31,
                               2000             applied              2001
                         --------------     --------------     --------------
     Job termination
       and severance
       payments            $ 44,899             $ 6,870          $ 38,029
     Other                   10,732                 105            10,627
                           --------             -------          --------
     Total                 $ 55,631             $ 6,975          $ 48,656
                           ========             =======          ========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                             ==== Charges ====           ========= Applications =========
                                                                                         Property
                          Balance at                                     Severance         and                       Balance at
                         December 31,                                 and other cash    equipment      Asset        December 31,
                             1999             Cash       Noncash         payments          sold      write-offs         2000
                        ----------------  -------------------------- -------------------------------------------- -----------------
   Write-off of
     property and
     equipment              $      -        $ 2,770     $ 54,451          $      -      $ 6,112     $ 51,109          $     -
   Job termination
     and severance
     payments                      -         78,769           -             33,870            -           -            44,899
   Venezuela
     goodwill
     impairment                    -              -      350,000                 -            -      350,000                -
   Other                           -          7,032       10,637             6,937            -            -           10,732
                            --------       --------     --------           -------     --------     --------          -------

   Total                    $      -        $88,571     $415,088          $ 40,807      $ 6,112     $401,109          $55,631
                            ========        =======     ========          ========      =======     ========          =======


(4)  Inventories

     Inventories consist of:


                                                  March 31,      December 31,
                                                    2001             2000
                                               --------------  --------------

   Bottled beverages                            $  30,608         $  31,745
   Raw materials                                   44,304            41,675
   Spare parts and supplies                        32,303            35,473
                                                 --------         ---------
                                                  107,215           108,893
   Less-Allowance for obsolete and slow
      moving items                                  3,090             3,454
                                                ---------         ---------

                                                $ 104,125         $ 105,439
                                                =========         =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(5)  Property, Plant, Equipment, and Bottles and Cases

     Property, plant, equipment, and bottles and cases consist of:

                                                 March 31,        December 31,
                                                   2001               2000
                                             ---------------    --------------
       Property, plant and equipment           $ 1,997,831       $ 1,996,820
       Less - Accumulated depreciation             897,974           871,101
                                               -----------       -----------
                                                 1,099,857         1,125,719

           Bottles and cases, net                  226,350           236,527
                                               -----------       -----------

                                               $ 1,326,207       $ 1,362,246
                                               ===========       ===========

(6)  Transactions with Related Parties

     For the three months ended March 31, 2001, the Company conducted transactions with related parties. A summary of balances as of March, 31 2001 and December 31, 2000 and transactions for the three months ended March 31, 2001 and 2000 with related parties is as follows:


                                                   March 31,     December 31,
                                                      2001            2000
                                                ------------     ------------
     Accounts receivable:
       Subsidiaries of Coca-Cola                  $  9,079        $  7,934
       Subsidiaries of Kaiser                        1,848           2,532
                                                  --------        --------
                                                  $ 10,927        $ 10,466
                                                  ========        ========

     Accounts payable:
       Subsidiaries of Coca-Cola                  $ 22,812        $ 17,076
       Productos de Vidrio, S.A.                     3,094               -
       Central Azucarero Portuguesa, C.A.            7,559               -
       Tapon Corona de Colombia. S.A.                  875             994
       Comptec, S.A.                                   209             976
       Other                                           386             773
                                                  --------        --------
                                                  $ 34,935        $ 19,819
                                                  ========        ========

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                           2001         2000
                                           ------------------

   Income:
        Marketing expense support          $ 6,360    $10,156
        Other                                  496        768
                                           -------    -------
                                           $ 6,856    $10,924
                                           =======    =======
   Expenses:
        Purchase of concentrate            $56,814    $64,932
        Purchase of beer                    16,140     14,587
        Purchase of other inventories        9,618      8,410
                                           -------    -------
                                           $82,572    $87,929
                                           =======    =======

   Capital expenditure incentives
        received in cash                   $   678    $     -
                                           =======    =======

(7)  Other Transactions

     On February 22, 2001, Panamco Venezuela entered into an agreement with Chase Manhattan Bank, as arranger and administrative agent, to obtain a one-year loan in the amount of $25.0 million, guaranteed by the Company, with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 1.75%. The loan proceeds were used for debt restructuring.

     On March 19, 2001, Panamco Venezuela entered into an agreement with Banco Bilbao Vizcaya Argentaria ("BBVA") S.A., as administrative agent, and BBVA Securities Inc. and Wachovia Securities, Inc., as arrangers, for a loan in the amount of $45.1 million, which is guaranteed by the Company. The loan matures on July 16, 2004 with semiannual payments and an average annual interest rate ranging from six-month LIBOR plus 1.75% for year one and year two to six-month LIBOR plus 2.0% after year two until maturity. The loan proceeds were used for debt restructuring.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

(8)  Share Repurchase Program

     On December 9, 1999, the Board of Directors authorized a share repurchase program of the Company's Class A Common Stock in an amount not to exceed $100 million in the aggregate. The shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company repurchased 765,597 shares amounting to $13.4 million at an average price per share of $17.51 during the three months ended March 31, 2001. Since the beginning of the program in December 1999, the Company has repurchased 1,916,476 shares for a total amount of $34.6 million at an average price per share of $18.05.

(9)  Earnings (Loss) per Share

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, related to outstanding stock options and nonvested stock grants.

     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:


                                                   Three Months Ended
                                                        March 31,
                                                ----------------------
                                                   2001            2000
                                                ---------       ---------

Numerator:
    Net income (loss)                           $  21,321       $ (71,502)
                                                =========       =========

Denominator (in thousands):
     Denominator for basic earnings
         (loss) per share                         128,308         129,142
     Effect of dilutive securities:
         Options to purchase common stock           1,220               -
                                                ---------       ---------


     Denominator for diluted earnings
         (loss) per share                         129,528         129,142
                                                =========       =========

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                -------------------------
                                                   2001         2000
                                                ---------     ---------
 Earnings (loss) per share:

      Basic                                     $    0.17     $   (0.55)
                                                =========     =========
      Diluted                                   $    0.16     $   (0.55)
                                                =========     =========

 Anti-dilutive securities not included
   in the diluted earnings (loss) per
   share calculation:

     Options to purchase common stock
      (in thousands)                                2,680         5,408

    Exercise prices:                            $   17.50     $   13.75
                                                      to            to
                                                $   29.93     $   29.93


(10) Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income (loss), foreign currency translation and unrealized gains (losses) on derivative instruments. The comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:

                                                      Three Months Ended
                                                          March 31,
                                                --------------------------
                                                    2001          2000
                                                ---------     ---------
  Net income (loss)                             $  21,321     $ (71,502)

   Other comprehensive income (loss):

        Foreign currency translation              (20,415)        8,555
        Unrealized holding loss on derivative
           financial instruments                   (7,419)            -
                                                ---------     ---------
                                                $  (6,513)    $ (62,947)
                                                =========     =========
                                      12

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

 (11)Segments and Related Information

     Relevant information concerning the geographic areas in which the Company operates, is as follows:


                                                        Three Months Ended March 31, 2001
                            ----------------------------------------------------------------------------------------------------

                                                                                        Central
                             Mexico        Brazil       Colombia       Venezuela        America        Corporate         Total
                            --------      --------      --------       ---------       --------        ---------      ----------

 Net sales                  $234,188      $128,446      $ 94,900       $ 134,113       $ 56,382        $       -      $  648,029

 Operating income           ========      ========      ========       =========       ========        =========      ==========
    (loss)                  $ 37,188      $  7,203      $  7,162       $   9,093       $  7,629        $  (5,611)     $   62,664
                            ========      ========      ========       =========       ========        =========      ==========

 Interest income            $  2,422      $    350      $  2,430       $       1       $    423        $   3,390      $    9,016
                            ========      ========      ========       =========       ========        =========      ==========

 Interest expense           $ (4,543)     $   (510)     $ (3,162)      $  (8,126)      $   (508)       $ (15,755)     $  (32,604)
                            ========      ========      =========      =========       ========        =========      ==========
 Depreciation and
    amortization            $ 15,346      $  6,294      $ 14,122       $  15,332       $  4,212        $   4,930      $   60,236
                            ========      ========      ========       =========       ========        =========      ==========
 Capital
    expenditures            $  7,424       $ 1,915      $    969       $   2,980       $  2,840        $       -      $   16,128
                            ========      ========      ========       =========       ========        =========      ==========

                                                                       March 31, 2001
                            ----------------------------------------------------------------------------------------------------

 Long-lived assets          $515,408      $218,181      $349,034       $ 377,912       $133,864        $ 762,916      $2,357,315
                            ========      ========      ========       =========       ========        =========      ==========

 Total assets               $635,135      $381,931      $415,138       $ 433,484       $180,948        $ 845,768      $2,892,404
                            ========      ========      ========       =========       ========        =========      ==========


                                                             Three Months Ended March 31, 2000
                            ------------------------------------------------------------------------------------------------------

                                                                                        Central
                             Mexico        Brazil       Colombia        Venezuela       America        Corporate         Total
                            --------      --------      --------       ---------       --------        ---------      ----------

 Net sales                  $219,194      $127,717      $ 91,885       $ 116,476       $ 52,909        $      -       $  608,181

 Operating income           ========      ========      ========       =========       ========        =========      ==========
    (loss)                  $ 11,491      $ (3,287)     $(16,165)      $ (31,054)      $  4,928        $  (9,301)     $  (43,388)
                            ========      =========     =========      ==========      ========        =========      ==========

 Interest income            $  1,983      $    421      $    891       $       1       $    350        $   4,092      $   7,738
                            ========      ========      ========       =========       ========        =========      ==========

 Interest expense           $ (6,522)     $ (3,857)     $ (2,654)      $  (5,848)      $   (631)       $ (17,597)     $  (37,109)
                            ========      =========     ========       ==========      ========        =========      ==========
 Depreciation and
    amortization            $ 13,020      $  7,374      $ 14,782       $  19,119       $  4,232        $   7,303      $   65,830
                            ========      ========      ========       =========       ========        =========      ==========
 Capital
    expenditures            $ 19,814      $  1,043      $  2,123       $  11,194       $  5,072        $       -      $   39,246
                            ========      ========      ========       =========       ========        =========      ==========

                                                                     December 31, 2000
                            ------------------------------------------------------------------------------------------------------

 Long-lived assets          $484,432      $246,149      $361,364       $ 385,220       $133,084        $ 850,954      $2,461,203
                            ========      ========      ========       =========       ========        =========      ==========

 Total assets               $591,925      $425,134      $457,102       $ 461,486       $180,773        $ 909,901      $3,026,321
                            ========      ========      ========       =========       ========        =========      ==========

                                      13

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY FINANCIAL INFORMATION
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

     The statements of operations data for Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Venezuela, and Panamco Central America (Costa Rica, Nicaragua and Guatemala) are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico, Panamco Brasil, Panamco Colombia, Panamco Venezuela, and Panamco Central America, as applicable, which financial statements are not included herein. Additionally, the data presented does not include the unaudited financial data of the Holding company, the Corporate offices or some minor entities; nor does it reflect the eliminating entries that are used in consolidating the unaudited financial statements of the aforementioned subsidiaries.

                                 PANAMCO MEXICO
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      2001          2000
                                                   ---------     ---------
 Selected statements of operations:

   Net sales                                       $ 234,188     $ 219,194
   Cost of sales, excluding depreciation
      and amortization                               101,623       100,987
                                                   ---------     ---------
     Gross profit                                    132,565       118,207

   Operating expenses:
      Selling, general and administrative             80,031        74,737
      Depreciation and amortization                   14,824        12,274
      Amortization of goodwill                           522           746
      Facilities reorganization charges                    -        18,959
                                                   ---------     ---------
                                                      95,377       106,716
                                                   ---------     ---------

         Operating income                             37,188        11,491

   Interest expense, net                              (2,121)       (4,539)
   Other income (expense), net                         1,013        (1,623)
                                                   ---------     ---------

        Income before income taxes                    36,080         5,329
   Provision for income taxes                         12,092         1,614
                                                   ---------     ---------
        Income before minority interest               23,988         3,715

   Minority interest in Panamco
      Mexico subsidiaries                                906           140
                                                   ---------     ---------
        Net income attributable to Panamco
            Mexico holding company                    23,082         3,575

   Minority interest in Panamco
      Mexico holding company                             429            66
                                                   ---------     ---------

        Net income attributable to Panamco         $  22,653     $   3,509
                                                   =========     =========

        Cash operating profit                      $  52,534     $  34,874
                                                   =========     =========
 Unit Case Sales Data (in millions):

   Soft drinks                                          64.7          66.9
   Water                                                39.2          37.0
   Other products                                        0.7           0.5

                                 PANAMCO BRASIL
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                     2001           2000
                                                   ---------     ---------
Selected statements of operations:

   Net sales                                       $ 128,446     $ 127,717
   Cost of sales, excluding depreciation
      and amortization                                82,216        79,629
                                                   ---------     ---------
        Gross profit                                  46,230        48,088

   Operating expenses:
      Selling, general and administrative             32,733        32,883
      Depreciation and amortization                    5,655         6,866
      Amortization of goodwill                           639           508
      Facilities reorganization charges                    -        11,118
                                                   ---------     ---------
                                                      39,027        51,375
                                                   ---------     ---------

        Operating income (loss)                        7,203        (3,287)

   Interest expense, net                                (160)       (3,436)
   Other expense, net                                 (4,636)       (1,765)
                                                   ---------     ---------

        Income (loss) before income taxes              2,407        (8,488)
   Benefit from income taxes                            (246)       (3,142)
                                                   ---------     ---------

        Income (loss) before minority interest         2,653        (5,346)

   Minority interest in Panamco
     Brasil holding company                               22           (58)
                                                   ---------     ---------

        Net income (loss) attributable to Panamco  $   2,631     $  (5,288)
                                                   =========     =========
        Cash operating profit                      $  13,497     $   8,117
                                                   =========     =========

 Unit Case Sales Data (in millions):

   Soft drinks                                          68.0          61.0
   Water                                                 5.1           3.8
   Beer                                                 17.1          16.3

                                PANAMCO COLOMBIA
                     (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      2001          2000
                                                   ---------     ---------
 Selected statements of operations:

   Net sales                                       $  94,900     $  91,885
   Cost of sales, excluding depreciation
      and amortization                                42,847        39,278
                                                   --------      ---------

        Gross profit                                  52,053        52,607

   Operating expenses:
      Selling, general and administrative             30,769        35,765
      Depreciation and amortization                   14,052        14,782
      Amortization of goodwill                            70             -
      Facilities reorganization charges                    -        18,225
                                                   ---------     ---------
                                                      44,891        68,772
                                                   ---------     ---------
        Operating income (loss)                        7,162       (16,165)

   Interest expense, net                                (732)       (1,763)
   Other income (expense), net                           196        (2,460)
                                                   ---------     ---------
        Income (loss) before income taxes              6,626       (20,388)
   Provision (benefit) for income taxes                1,955        (6,131)
                                                   ---------     ---------

        Income (loss) before minority interest         4,671       (14,257)

   Minority interest in Panamco Colombia
      subsidiaries holding company                        50            48
                                                   ---------     ---------

        Net income (loss) attributable to Panamco
            Colombia holding company                   4,621       (14,305)

   Minority interest in Panamco
      Colombia                                           127          (392)
                                                   ---------     ---------

        Net income (loss) attributable to Panamco  $   4,494     $ (13,913)
                                                   =========     =========
        Cash operating profit                      $  21,284     $   5,535
                                                   =========     =========

 Unit Case Sales Data (in millions):

   Soft drinks                                          37.7          38.9
   Water                                                10.3           8.3
   Other products                                        0.1             -

                                PANAMCO VENEZUELA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------
                                                       2001         2000
                                                   ---------     ---------

Selected statements of operations:

  Net sales                                        $ 134,113     $ 116,476
  Cost of sales, excluding depreciation
     and amortization                                 63,881        54,137
                                                   ---------     ---------
        Gross profit                                  70,232        62,339

  Operating expenses:
     Selling, general and administrative              45,807        43,420
     Depreciation and amortization                    15,332        19,119
     Facilities reorganization charges                     -        30,854
                                                   ---------     ---------

                                                      61,139        93,393
                                                   ---------     ---------
        Operating income (loss)                        9,093       (31,054)

  Interest expense, net                               (8,125)       (5,847)
  Other income (expense), net                          3,561          (998)
                                                   ---------     ---------

        Income (loss) before income taxes              4,529       (37,899)
  Benefit from income taxes                           (2,273)       (3,670)
                                                   ---------     ---------

        Net income (loss) attributable to Panamco  $   6,802    $  (34,229)
                                                   =========     =========

        Cash operating profit                       $ 24,425    $    5,642
                                                   =========     =========

Unit Case Sales Data (in millions):

  Soft drinks                                           37.9          36.0
  Water                                                  6.0           4.9
  Beer                                                   1.0           0.3
  Other products                                         1.6           1.6

                             PANAMCO CENTRAL AMERICA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      2001         2000
                                                   ---------     ---------

 Selected statements of operations:

  Net sales                                        $  56,382     $  52,969

  Cost of sales, excluding depreciation
     and amortization                                 25,696        24,605
                                                   ---------     ---------

        Gross profit                                  30,686        28,364

  Operating expenses:
     Selling, general and administrative              18,845        18,482
     Depreciation and amortization                     4,154         4,170
     Amortization of goodwill                             58            62
     Facilities reorganization charges                     -           722
                                                   ---------     ---------

                                                      23,057        23,436
                                                   ---------     ---------

        Operating income                               7,629         4,928

  Interest expense, net                                  (85)         (281)
  Other expense, net                                     (72)         (189)
                                                   ---------     ---------

        Income before income taxes                     7,472         4,458
  Provision for income taxes                           1,970           946
                                                   ---------     ---------

        Net income attributable to Panamco          $  5,502      $  3,512
                                                   =========     =========

        Cash operating profit                       $ 11,841      $  9,804
                                                   =========     =========

Unit Case Sales Data (in millions):

  Soft drinks                                           16.6          16.9
  Water                                                  0.8           0.6
  Other products                                         0.2           0.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Consolidated Results of Operations

          Net sales for the first quarter ended March 31, 2001 increased 6.6% to $648.0 million from $608.2 million in the 2000 first quarter, mainly due to an increase of 4.7% in consolidated unit case sales volume. Total unit case sales increased to 307.0 million cases from 293.1 million unit cases in the 2000 period. Total volume growth of 4.7% was led by Brazil, where total volume increased by 11.2% and soft drink volume increased by 11.4%. Venezuela reported total volume growth of 8.6% and soft drink volume growth of 5.4%. Colombia's total volume increased by 1.9%, followed by Mexico where total volume increased by 0.2% and Central America decreased by 0.3%. Consolidated water and beer volumes grew by 12.4% and 9.4%, respectively.

          Cost of sales as a percentage of net sales decreased to 48.8% during the first quarter of 2001 from 49.1% in the 2000 period. This decrease resulted from the Company's cost restructuring programs, primarily from cost savings in raw materials and packaging in several countries due to improved procurement contracts.

          Gross profit as a percentage of net sales increased to 51.2% during the first quarter of 2001 from 50.9% in the first quarter of 2000.

          The following comments reflect the consolidated results of operations excluding the recording of facilities reorganization charges, asset write-offs, and nonoperating charges totaling $85.3 million, net of the related tax benefit of $23.4 million, during the first quarter of 2000:

          Operating expenses as a percentage of net sales decreased to 41.5% during the first quarter of 2001 from 44.9% in the 2000 period, mainly as a result of the initial benefits of the reorganization program.

          Operating income increased 71.7% to $62.7 million during the first quarter of 2001 from $36.5 million in the 2000 period, primarily as a result of increased sales and volume as well as the initial benefits of the reorganization program. Cash operating profit increased 20.1% to $122.9 million in 2001 from $102.3 million in the first quarter of 2000.

          Net interest expense decreased to $23.6 million during the first quarter of 2001 from $29.4 million in the 2000 period, primarily as a result of net debt (total indebtedness less cash and equivalents) reduction of $96.2 million for the quarter and $223.7 million from the 2000 first quarter.

          Other expense, net decreased to $2.2 million during the first quarter of 2001 from $2.9 million in the 2000 period, primarily caused by a $5.1 million gain in sale of investments and a $2.6 million decrease in provision for contingencies, partially offset by a $7.8 increase in foreign exchange losses mainly in Brazil.

          The consolidated effective income tax rate decreased to 38.1% during the first quarter of 2001 from 332.4% in the 2000 period. The Company has certain expenses, such as amortization of goodwill, which are non-deductible for tax purposes that, depending on income from operations, may cause significant variations in the effective income tax rate.

          As a result of the foregoing, Panamco recorded net income of $21.3 million during the first quarter of 2001, or $0.17 per basic share ($0.16 on a diluted basis), compared to a net loss of $9.6 million, or $0.07 per share (basic and diluted), during the 2000 period.


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

          (1)  Restructuring charges totaling $111.5 million consist of:

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

          (2)  Asset write-offs totaling $383.5 million consist of:

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

          (3) Nonrecurring charges totaling $8.6 million related to legal contingencies mostly pertaining to tax matters.

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

          As a result of the above, Panamco's income for the year 2000 was impacted by facilities reorganization charges, asset write-downs and nonoperating charges totaling $494.2 million, net of the related tax benefit of approximately $46.5 million.

          The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:

                                          Year Ended December 31, 2000
                                    -----------------------------------------
                                                    Fourth       First
                                        Total       Quarter      Quarter

                                    -----------------------------------------
Depreciation and amortization
  excluding goodwill:
  Asset write-downs                    $  31,079    $  31,079    $       -
                                       ---------    ---------    ---------

Facilities reorganization charges:
Cash                                      88,572       48,226       40,346
Noncash                                  415,087      375,555       39,532
                                       ---------    ---------    ---------
                                         503,659      423,781       79,878

Other income (expense), net:
Nonoperating charges                       5,976          590        5,386
                                       ---------    ---------    ---------

Gross charges                            540,714      455,450       85,264

Tax benefit                              (46,516)     (23,111)     (23,405)
                                       ---------    ---------    ---------

Net charges                            $ 494,198    $ 432,339    $  61,859
                                       =========    =========    =========

          As of March 31, 2001, the Company completed approximately 65% of its total planned workforce reduction. There has been no material change to the expected effects on future earnings and cash flows resulting from the facilities reorganization program, which were previously disclosed in the Company's Form 10-K for the year ended December 31, 2000.


Liquidity and Capital Resources

          At March 31, 2001, we had consolidated cash and cash equivalents of $199.9 million, an increase of 4.2% compared to $191.8 million as of December 31, 2000. We have investments in bank deposits for $75.0 million, which guarantee bank loans obtained by subsidiaries and are therefore classified as noncurrent investments.

          Consolidated cash flow provided by operations was $81.0 million and $75.3 million for the three months ended March 31, 2001 and 2000, respectively. Cash generated by the operations and available is sufficient to meet the current obligations of the Company.

          Total consolidated indebtedness was $1,165.6 million as of March 31, 2001, consisting of $725.0 million at the holding company level and $440.6 million of subsidiary indebtedness. Of the total debt, 82.8% is dollar denominated and 90.5% is long-term.

          The Company had an obligation to Coca-Cola Financial Corporation (U.S.), amounting to $100.0 million with an average annual interest rate of three-month LIBOR plus 3.25%. On February 28, 2001, the Company prepaid the remaining outstanding debt with Coca-Cola Financial Corporation (U.S.) in the amount of $100.0 million. There was no prepayment penalty.

          On December 9, 1999, the Board of Directors authorized a share repurchase program for up to $100 million of our Class A common stock. We may repurchase shares in the open market as well as in privately negotiated transactions based on prevailing market conditions and other factors. We have repurchased 1,919,476 shares for $34.6 million at an average price per share of $18.05 since the beginning of the program in December 1999. During the three months ended March 31, 2001, we repurchased 765,597 shares for an aggregate of $13.4 million at an average price per share of $17.51.

          Total capital expenditures for the three months ended March 31, 2001 were $16.1 million compared to $39.2 million for the three months ended March 31, 2000. This decrease resulted primarily from reduced capital spending.

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

          On February 21, 2001, Panamco Colombia issued unsecured, publicly traded bonds valued at Col$35,000,000,000 Colombian pesos (approximately $15.5 million in U.S. dollars) with a coupon rate of DTF plus 2.75% (15.5% at February 21, 2000) and a maturity date of August 9, 2005. The proceeds from the debt issue were used to pay U.S. dollar denominated debt.

          On November 22, 2000, the Company entered into a swap agreement where it receives LIBOR at specified measurement dates and pays interest at a fixed rate of 6.44% on a notional amount of $250.0 million. The swap agreement, which is classified as a cash flow hedge and was initiated in order to reduce exposure to adverse fluctuation in interest rates, expires on November 22, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There has been no significant change in our exposure to market risk during the three months ended March 31, 2001. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 10-K for the year ended December 31, 2000.



                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          Legal Proceedings information is addressed in Item 3 of our Form 10-K for the year ended December 31, 2000. There has been no material change to that information required to be disclosed in this Quarterly Report on Form 10-Q.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of Exhibits:
        ----------------

        10.1 - Credit Agreement dated as of February 22, 2001, by and among Panamco Venezuela, S.A., as borrower, Chase Manhattan Bank, as lender, and the Company, as guarantor.

        10.2 - Amended and Restated Credit Agreement dated as of March 19, 2001, by and among Panamco Venezuela, S.A., as borrower, the Company, as guarantor, and Banco Bilbao Vizcaya Argentaria S.A., BBVA Securities Inc. and Wachovia Securities, Inc., as lenders.

        10.3 - Employment agreement between the Company and William G. Cooling.

        10.4 - Employment agreement between the Company and Henry A. Schimberg.


(b)     Reports on Forms 8-K - The Company did not file any reports on Form 8-K
        --------------------
        during the three months ended March 31, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2001                   PANAMERICAN BEVERAGES, INC.
                               (REGISTRANT)

                                By:   /s/ Paulo J. Sacchi
                                      -------------------------------------

                                       Paulo J. Sacchi
                                       Senior Vice President
                                       Chief Financial Officer and Treasurer
                                       (On behalf of the Registrant and as
                                       Chief Accounting Officer)