Form 10-Q
period 2001-06-30
PANAMERICAN BEVERAGES INC
filed 2001-08-14
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of August 3, 2001 were:

Class A Common Stock:                                            116,328,480
Class B Common Stock:                                              8,697,479
Class C Preferred Stock:                                                   2

                               TABLE OF CONTENTS




                                                                         Page

PART I  FINANCIAL INFORMATION


Item 1. UNAUDITED FINANCIAL STATEMENTS:


        Condensed Consolidated Balance Sheets
           as of June 30, 2001 and December 31, 2000....................   1

        Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2001 and 2000....   2

        Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 2001 and 2000..............   3

        Notes to Condensed Consolidated Financial
           Statements...................................................   4

        PANAMCO MEXICO & CENTRAL AMERICA - Selected Statements of
           Operations Data for the three and six months ended June 30,
           2001 and 2000................................................  17

        PANAMCO BRASIL - Selected Statements of Operations Data
           for the three and six months ended June 30, 2001 and 2000....  19

        PANAMCO COLOMBIA - Selected Statements of Operations Data
           for the three and six months ended June 30, 2001 and 2000....  20

        PANAMCO VENEZUELA -- Selected Statements of Operations Data
           for the three and six months ended June 30, 2001 and 2000....  21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................  22

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..................................................  29

PART II OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS...............................................  29


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  29


Item 3. DEFAULTS UPON SENIOR SECURITIES.................................  29


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  29


Item 5. OTHER INFORMATION...............................................  30


Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................  30


Signatures..............................................................  31

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States of America ("U.S.") dollars)
                                  (Unaudited)


                                                      JUNE 30,      DECEMBER 31,
                                                        2001            2000
                                                   -----------      ------------

         ASSETS

Current Assets:
     Cash and equivalents                          $   266,320      $   191,773
     Accounts receivable, net                          112,005          138,473
     Inventories, net                                  102,095          105,439
     Other current assets                               26,815           30,268
                                                   -----------      -----------
         Total Current Assets                          507,235          465,953
Investments                                             27,363          158,006
Property, plant and equipment, net                   1,094,530        1,125,719
Bottles and cases, net                                 221,668          236,527
Cost in excess of net assets acquired, net             883,433          903,683
Other assets                                           127,879          136,433
                                                   -----------      -----------
         Total Assets                              $ 2,862,108      $ 3,026,321
                                                   ===========      ===========

         LIABILITIES

Current Liabilities:
     Accounts payable                              $   178,184      $   171,239
     Current portion of long-term obligations           28,273          184,889
     Bank loans                                         93,184           40,295
     Other accrued liabilities                         188,383          241,801
                                                   -----------      -----------
         Total Current Liabilities                     488,024          638,224
Long-term Liabilities:
     Long-term obligations, net of current portion   1,032,404        1,028,575
     Other liabilities                                 177,030          164,406
                                                   -----------      -----------
         Total Long-term Liabilities                 1,209,434        1,192,981

Minority interest in consolidated subsidiaries          29,437           27,805

         SHAREHOLDERS' EQUITY
 Capital                                                 1,480            1,480
 Capital in excess of par value                      1,591,516        1,585,498
 Retained earnings                                      96,907           50,632
 Accumulated other comprehensive loss                (422,207)        (399,541)
                                                   -----------      -----------
                                                     1,267,696        1,238,069
 Less - Treasury shares, at cost                     (132,483)         (70,758)
                                                   -----------      -----------
         Total Shareholders' Equity                  1,135,213        1,167,311
                                                   -----------      -----------
 Total Liabilities and Shareholders' Equity        $ 2,862,108      $ 3,026,321
                                                   ===========      ===========

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                   ---------------------   -----------------------
                                                      2001        2000         2001         2000
                                                   ---------   ---------   ----------   ----------
Net sales                                          $ 671,434   $ 641,061   $1,319,463   $1,249,242
Cost of sales, excluding depreciation
     and amortization                                318,200     300,513      634,463      598,934
                                                   ---------   ---------   ----------   ----------
       Gross profit                                  353,234     340,548      685,000      650,308
                                                   ---------   ---------   ----------   ----------
Operating expenses:
     Selling, general and administrative             209,132     211,082      417,998      418,522
     Depreciation and amortization                    55,860      58,342      109,486      115,068
     Amortization of goodwill                          6,716       9,095       13,326       18,199
     Facilities reorganization charges                     -           -            -       79,878
                                                   ---------   ---------   ----------   ----------
                                                     271,708     278,519      540,810      631,667
                                                   ---------   ---------   ----------   ----------
       Operating income                               81,526      62,029      144,190       18,641
                                                   ---------   ---------   ----------   ----------

Other income (expense):
     Interest income                                   4,734       8,057       13,750       15,795
     Interest expense                                (28,469)    (33,827)     (61,073)     (70,936)
     Other expense, net                               (1,754)     (4,080)      (3,930)     (12,329)
                                                   ---------   ---------   ----------   ----------
       Income (loss) before income taxes              56,037      32,179       92,937      (48,829)
Provision for income taxes                            14,432      18,777       28,477        9,522
                                                   ---------   ---------   ----------   ----------
       Income (loss) before minority interest         41,605      13,402       64,460      (58,351)
Minority interest in earnings
     of subsidiaries                                   1,363       1,878        2,897        1,627
                                                   ---------   ---------   ----------   ----------
       Net income (loss)                           $  40,242   $  11,524   $   61,563   $  (59,978)
                                                   =========   =========   ==========   ==========
Basic earnings (loss) per share                         0.32   $    0.09   $     0.48   $    (0.47)
                                                   =========   =========   ==========   ==========
Basic weighted average shares
     outstanding, in thousands                       126,917     128,733      127,609      128,938
                                                   =========   =========   ==========   ==========
Diluted earnings (loss) per share                  $    0.31   $    0.09         0.48   $    (0.47)
                                                   =========   =========   ==========   ==========
Diluted weighted average shares
     outstanding, in thousands                       128,244     128,946      128,748      128,938
                                                   =========   =========   ==========   ==========



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)



                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                            2001        2000
                                                       -----------   -----------

     Net cash provided by operating activities           $ 187,946   $ 125,452
 Cash flows from investing activities:
     Capital expenditures                                  (37,938)    (66,297)
     Purchases of bottles and cases                        (19,986)    (28,511)
     Purchases of investments                                 (428)     (4,000)
     Proceeds from sale of investments                     127,720       5,000
     Proceeds from sale of property, plant and equipment     4,604      13,644
     Other                                                  (3,945)        810
                                                        ----------   ---------
     Net cash provided by (used in) investing activities    70,027     (79,354)
                                                        ----------   ---------
 Cash flows from financing activities:
     Payment of bank loans and other long-term
       obligations                                        (227,473)    (41,110)
     Proceeds from bank loans and other long-term
       obligations                                         127,305      14,871
     Issuance of capital stock                               8,777         412
     Share repurchase                                      (64,483)    (11,768)
     Payment of dividends to minority interest                (975)       (536)
     Payment of dividends to shareholders                  (15,288)    (15,454)
     Other                                                       -         526
                                                        ----------   ---------
     Net cash used in financing activities                (172,137)    (53,059)
                                                        ----------   ---------
     Effect of exchange rate changes on cash
       and cash equivalents                                (11,289)       (689)
                                                        ----------   ---------
     Net increase (decrease) in cash and equivalents        74,547      (7,650)
     Cash and equivalents at beginning of period           191,773     152,648
                                                        ----------   ---------
     Cash and equivalents at end of period               $ 266,320   $ 144,998
                                                        ==========   =========
 Supplemental cash flow disclosures:
     Cash paid during the year for:
       Interest (net of capitalized interest)            $  63,290   $  67,361
                                                        ==========   =========
       Income taxes                                         38,079      32,525
                                                        ==========   =========
 Noncash activities:
     Write-off of property, plant and equipment against
       accrued facilities reorganization charges                 -      39,533
                                                        ==========   =========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of June 30, 2001 and December 31, 2000, and the consolidated results of operations for the three and six months ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

     The financial statements of the Colombian and Venezuelan subsidiaries for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards
     (SFAS) No. 52, "Foreign Currency Translation," as it applies to highly inflationary economies. The functional currencies of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries are the Mexican peso, Brazilian real, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, respectively. The financial statements of the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. Foreign currency translation gains (losses) on monetary assets and liabilities for the Colombian and Venezuelan subsidiaries have been included in the consolidated statements of operations captions to which such items relate as shown below:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)



                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------  -------------------
                                    2001      2000       2001     2000
                                  ------   -------    -------  ----------

     Net sales                    $  112       (93)   $   114     (403)
     Cost of sales and
        operating expenses           908     4,538      1,566    5,754
     Interest and other income
        (expense), net              (155)    1,419      2,120      846
     Provision for income taxes       18     1,216         64    1,507
                                  ------   -------    -------  -------
     Net translation gain         $  883   $ 7,080    $ 3,864  $ 7,704
                                  ======   =======    =======  =======

(2)  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and the pooling-of-interest method will be prohibited. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Under SFAS No. 142, goodwill and certain intangible assets are no longer subject to amortization over its estimated useful life, but instead will be subject to an impairment test to be performed at least annually. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company on January 1, 2002. The Company is in the process of evaluating the effect the adoption of these standards will have on its financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted SFAS No. 140 on March 31, 2001. The adoption of this standard did not have a material effect on its financial position or results of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)


     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income immediately. The ineffective portion of a hedge's change in fair value is recognized in income. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, on January 1, 2001, resulted in a reduction in other comprehensive income of approximately $3,006. The Company also recorded an additional reduction of $275 and $4,688 in other comprehensive income relating to the change in fair value of the cash flow hedge for the quarter and six months ended June 30, 2001, respectively and an unrealized holding loss of $112 relating to the change in fair value of the fair value hedge for the quarter ended June 30, 2001.


(3)  REORGANIZATION PROGRAMS

     Throughout 2000, the Company continued its reorganization programs, which were initiated during the first quarter of 2000. As a result of these reorganization programs, during the year ended December 31, 2000, the Company recorded the following items in its statements of operations:

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

     Severance payments recorded during 2000 relate to the termination of approximately 10,000 employees across all levels and operating units of the Company. Approximately 7,100 employees had been terminated by the Company as of June 30, 2001.

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

     As a result of the facilities reorganization charges and nonoperating charges, the Company recorded a tax benefit of $46,516, of which $23,405 was recorded in the first quarter of 2000 and $23,111 was recorded in the fourth quarter of fiscal 2000.


     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:


                                 YEAR ENDED DECEMBER 31, 2000
                               --------------------------------
                                  CASH     NONCASH      TOTAL
                               ---------  ---------   ---------
     Restructuring charges     $  86,677  $  24,814   $111,491
     Asset write-offs              1,894    381,637    383,531
     Nonrecurring charges              -      8,637      8,637
                               ---------  ---------   --------
                                  88,571    415,088    503,659
     Nonoperating charges              -      5,977      5,977
                               ---------  ---------   --------
     Gross charges             $  88,571   $421,065    509,636
                               =========  =========
     Income tax benefit                                 46,516
                                                      --------
     Net charges                                      $463,120
                                                      ========

     The following tables show the status of the balance of the reorganization accrual and asset write-down allowance at June 30, 2001 and December 31, 2000. Balances of $32,166 and $47,875 related to accrued facilities reorganization costs are reflected in other accrued liabilities and balances of $7,509 and $7,756 are reflected in other long-term liabilities in the condensed consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                           SEVERANCE
                          BALANCE AT     AND OTHER CASH     BALANCE AT
                         DECEMBER 31,       PAYMENTS       JUNE 30,
                             2000            APPLIED         2001
                         ------------    ------------    ------------
     Job termination
       and severance
       payments           $  44,899       $   14,418      $  30,481
     Other                   10,732            1,538          9,194
                          ---------       ----------      ---------
     Total                $  55,631       $   15,956      $  39,675
                          =========       ==========      =========


                                        ==== CHARGES ====            ========= APPLICATIONS =========

                                                                                    PROPERTY
                        BALANCE AT                                  SEVERANCE          AND                     BALANCE AT
                       DECEMBER 31,                              AND OTHER CASH     EQUIPMENT       ASSET      DECEMBER 31,
                           1999          CASH        NONCASH       PAYMENTS           SOLD        WRITE-OFFS       2000
                       ------------  ------------------------   --------------------------------------------   ------------
Write-off of
  property and
  equipment            $       -     $    2,770     $  54,451    $            -     $   6,112     $ 51,109     $          -
Job termination
  and severance
  payments                     -         78,769             -            33,870             -            -           44,899
Venezuela
  goodwill
  impairment                   -              -       350,000                 -             -      350,000                -

Other                          -          7,032        10,637             6,937             -            -           10,732
                       ------------  ----------     ---------    --------------     ---------     ----------   ------------
Total                  $       -      $  88,571      $415,088    $       40,807     $   6,112     $401,109     $     55,631
                       ============  ==========     =========    ==============     =========     ==========   ============




(4)  INVENTORIES

     Inventories consist of:

                                                      JUNE 30,      DECEMBER 31,
                                                        2001            2000
                                                    ------------    ------------
       Bottled beverages                            $     29,219    $     31,745
       Raw materials                                      42,759          41,675
       Spare parts and supplies                           33,337          35,473
                                                    ------------    ------------
                                                         105,315         108,893
       Less - Allowance for obsolete and slow
         moving items                                      3,220           3,454
                                                    ------------    ------------
                                                     $   102,095     $   105,439
                                                    ============    ============

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)


(5)  PROPERTY, PLANT, EQUIPMENT, AND BOTTLES AND CASES

     Property, plant, equipment, and bottles and cases consist of:

                                              JUNE 30,             DECEMBER 31,
                                                2001                   2000
                                          --------------         --------------

       Property, plant and equipment      $   2,016,992           $   1,996,820
       Less - Accumulated depreciation          922,462                 871,101
                                          -------------           -------------

                                              1,094,530               1,125,719

       Bottles and cases, net                   221,668                 236,527
                                          -------------           -------------
                                          $   1,316,198           $   1,362,246
                                          =============           =============


(6)  TRANSACTIONS WITH RELATED PARTIES

     For the three and six months ended June 30, 2001, the Company conducted transactions with related parties. A summary of balances as of June 30, 2001 and December 31, 2000 and transactions for the three and six months ended June 30, 2001 and 2000 with related parties is as follows:


                                                 JUNE 30,         DECEMBER 31,
                                                   2001              2000
                                               -----------       -------------
       Accounts receivable:
            Subsidiaries of Coca-Cola          $     9,427       $       7,934
            Subsidiaries of Kaiser                   1,986               2,532
                                               -----------       -------------

                                               $    11,413       $      10,466
                                               ===========       =============
       Accounts payable:
            Subsidiaries of Coca-Cola          $    19,783       $      17,076
            Productos de Vidrio, S.A.                2,456                   -
            Central Azucarero Portuguesa, C.A.       1,110                   -
            Tapon Corona de Colombia, S.A.           1,151                 994
            Comptec, S.A.                               57                 976
            Other                                      213                 773
                                               -----------       -------------
                                               $    24,770        $     19,819
                                               ===========       =============

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                 -------------------------    ------------------------
                                                     2001          2000          2001          2000
                                                 -----------    ----------    ----------    ----------
Income:
   Marketing expense support
     (netted against marketing
     expenses)                                   $     9,325    $   10,523    $   15,685    $   20,679
   Other                                                 816           101         1,312           869
                                                 -----------    ----------    ----------    ----------
                                                 $    10,141    $   10,624    $   16,997    $   21,548
                                                 ===========    ==========    ==========    ==========
Expenses:
   Purchase of concentrate                       $   119,243    $   79,189    $  176,057    $  144,121
   Purchase of beer                                   12,638        13,986        28,778        28,573
   Purchase of other inventories                      10,860         5,119        19,149        13,529
                                                ------------    ----------    ----------    ----------

                                                 $   142,741    $   98,294     $ 223,984     $ 186,223
                                                ============    ==========    ==========    ==========

Capital expenditure incentives
   received in cash                              $       670    $        -     $   1,348     $       -
                                                ============    ==========    ==========    ==========




(7) OTHER TRANSACTIONS

     On February 22, 2001, Panamco de Venezuela, S.A. ("Panamco Venezuela") entered into an agreement with Chase Manhattan Bank, as arranger and administrative agent, to obtain a one-year loan in the amount of $25,000, guaranteed by the Company. The loan matures on February 21, 2002, with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 1.75% and principal balance payable upon maturity.

     On March 19, 2001, Panamco Venezuela entered into an agreement with Banco Bilbao Vizcaya Argentaria ("BBVA") S.A., as administrative agent, and BBVA Securities Inc. and Wachovia Securities, Inc., as arrangers, to obtain a loan in the amount of $45,100, guaranteed by the Company. The loan matures on July 16, 2004, with semiannual interest payments with an average annual interest rate ranging from six-month LIBOR plus 1.75% for year one and year two to six-month LIBOR plus 2.0% after year two until maturity.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)

     On April 20, 2001, Spal Industria Brasileira de Bebidas, S.A. (a subsidiary of the Company in Brazil, "Spal") entered into a credit agreement with BankBoston, N.A. as lender, to obtain two loans of $30,000 in the aggregate, guaranteed by the Company. The first loan amounts to $10,000 and matures on April 16, 2002, with semiannual interest payments with an annual interest rate of 6.65% and principal balance payable upon maturity. The second loan amounts to $20,000, with semiannual interest payments with an annual interest rate of 6.65% and principal balance of $5,000 payable on April 16, 2002 and principal balance of $15,000 payable on April 10, 2003. On the date of the loan, Spal also entered into four swap agreements with BankBoston, N.A. to exchange the dollar denominated debt totaling $30,000. The terms of the swap agreements are as follows:
     R2,109,870 (Brazilian reals) maturing on October 16, 2001; R32,753,046 maturing on April 15, 2002; R994,334 maturing on October 11, 2002; and R29,788,731 maturing on April 9, 2003. All four swap agreements have an interest rate of 90% of CDI (the Brazilian borrowing rate).


     On May 30, 2001, Panamco Venezuela entered into a credit agreement with Comerica Bank as lender, to obtain a two-year loan in the amount of $15,000, guaranteed by the Company. The loan matures on May 30, 2003, with semiannual interest payments with an average annual interest rate of six-month LIBOR plus 2.50% and principal payable upon maturity.

     On June 1, 2001, Spal entered into a credit agreement with Citibank, N.A. as lender, to obtain a two-year loan in the amount of $15,000, guaranteed by the Company. The loan matures on June 4, 2003, with semiannual interest payments with an average annual interest rate of six-month LIBOR plus 1.15% and principal payable upon maturity.

     On June 4, 2001, Panamco Venezuela entered into an amendment and waiver (the "Amendment and Waiver") to the JPY2,163,000,000 credit agreement entered with Inarco International Bank, N.V. (an indirect wholly owned subsidiary of Citibank, N.A., the "Bank") dated as of July 18, 2000. Pursuant to the Amendment and Waiver, the Bank increased the total amount of the loan to JPY5,948,250,000 and reduced the average annual interest rate of six-month JPY LIBOR plus 3.24% to six-month JPY LIBOR plus 2.15%. This loan is being guaranteed by the Company and will mature on July 28, 2003.

     On June 5, 2001, Panamco Venezuela entered into a credit agreement with Banco Santander Central Hispano, S.A. as lender, to obtain a one-year loan in the amount of $10,000, guaranteed by the Company. The loan matures on June 6, 2002, with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 1.30% and principal payable upon maturity.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)


     On June 27, 2001, Panamco Venezuela entered into an amendment agreement with BankBoston, N.A. in order to extend the maturity of a $15,000 credit agreement until June 27, 2002. The loan is guaranteed by the Company, with quarterly interest payments at an average annual interest rate of three-month LIBOR plus 2.0% and principal payable upon maturity.


(8)  SHARE REPURCHASE PROGRAM

     On December 9, 1999, the Board of Directors authorized a $100,000 share repurchase program of the Company's Class A Common Stock (the "Share Repurchase Program"). On July 20, 2001, the Board of Directors authorized a $25,000 increase to the Share Repurchase Program. The shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. The Company repurchased 3,405,757 shares amounting to $64,483 at an average price per share of $18.93 during the first half of 2001. From the beginning of the program in December 1999 to June 30, 2001, the Company has repurchased 4,559,636 shares for a total amount of $85,726 at an average price per share of $18.80.


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

     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Stated in thousands of U.S. dollars)
                                  (Unaudited)




                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                 ----------------------    ---------------------
                                                    2001         2000        2001        2000
                                                 ---------    ---------    ---------   ---------

 Numerator:
      Net income (loss)                          $  40,242    $  11,524    $  61,563   $(59,978)
                                                 =========    =========    =========   =========

 Denominator (in thousands):
   Denominator for basic earnings
    (loss) per share                               126,917      128,733      127,609     128,938
   Effect of dilutive securities:
    Options to purchase common stock                 1,327          213        1,139           -
                                                 ---------    ---------    ---------   ---------
 Denominator for diluted earnings
      (loss) per share                             128,244      128,946      128,748     128,938
                                                 =========    =========    =========   =========

 Earnings (loss) per share:
    Basic                                        $    0.32    $    0.09    $    0.48   $   (0.47)
                                                 =========    =========    =========   =========
    Diluted                                      $    0.31    $    0.09    $    0.48   $   (0.47)
                                                 =========    =========    =========   =========

Anti-dilutive securities not included in
   the diluted earnings (loss) per
   share calculation:
      Options to purchase common stock
       (in thousands):                              2,045        2,764        2,063       5,304
     Exercise prices:                            $  19.62     $  17.50     $  18.30    $  13.75
                                                      to           to           to          to
                                                 $  29.93     $  29.93     $  29.93    $  29.93




(10) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income (loss), foreign currency translation and unrealized gains (losses) on derivative instruments. The comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)




                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        -----------------------     ----------------------
                                            2001         2000          2001         2000
                                        ----------    ---------     ---------    ---------

 Net income (loss)                       $  40,242     $ 11,524     $  61,563    $(59,978)
                                        ----------    ---------     ---------    ---------
 Other comprehensive income (loss):
        Foreign currency translation         5,443      (31,444)      (14,972)     (22,891)
        Unrealized holding loss on
      derivative financial instruments        (275)           -        (7,694)           -
                                        ----------    ---------     ---------    ---------
                                         $  45,410     $(19,920)    $  38,897     $(82,869)
                                        ==========    =========     =========    =========


(11) SEGMENTS AND RELATED INFORMATION

     Relevant information concerning the geographic areas in which the Company operates, is as follows:



                                                SIX MONTHS ENDED JUNE 30, 2001
                          -------------------------------------------------------------------------------------------------

                           MEXICO &
                           CENTRAL
                           AMERICA      BRAZIL     COLUMBIA    VENEZUELA   CORPORATE     TOTAL
                          ----------   ---------   ---------   ---------   ---------   -----------
     Net sales            $  631,905   $ 227,433   $ 184,315   $ 275,810   $       -   $ 1,319,463
                          ==========   =========   =========   =========   =========   ===========
     Operating income
       (loss)             $  116,425   $  10,077   $   9,852   $  19,866   $ (12,030)  $   144,190
                          ==========   =========   =========   =========   =========   ===========
     Interest income      $    5,237   $     663   $   2,273   $      18   $   5,559   $    13,750
                          ==========   =========   =========   =========   =========   ===========
     Interest expense     $  (10,328)     (1,424)  $  (6,468)  $ (12,522)  $ (30,331)      (61,073)
                          ==========   =========   =========   =========   =========   ===========
     Depreciation and     $   43,086   $  11,274   $  28,019   $  30,420   $  10,013   $   122,812
       amortization       ==========   =========   =========   =========   =========   ===========
     Capital
       expenditures       $   26,353   $   2,679   $   3,017   $   5,007   $       8   $    37,064
                          ==========   =========   =========   =========   =========   ===========

                                                       JUNE 30, 2001
                          ------------------------------------------------------------------------


     Long-lived assets    $  687,287   $ 198,959   $ 338,324   $ 368,049   $  672,277  $ 2,264,896
                          ==========   =========   =========   =========   =========   ===========
     Total assets         $  846,083   $ 354,106   $ 395,019   $ 427,776   $  839,124  $ 2,862,108
                          ==========   =========   =========   =========   =========   ===========



                                            PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (Stated in thousands of U.S. dollars)
                                                             (Unaudited)


                                                    SIX MONTHS ENDED JUNE 30, 2001
                          ---------------------------------------------------------------------------------------------------------
                          MEXICO &
                          CENTRAL
                          AMERICA        BRAZIL    COLUMBIA    VENEZUELA   CORPORATE     TOTAL
                          ==========   ==========  ==========  ==========  ==========  ===========
         Net sales        $  579,526   $  244,460  $  185,440  $  239,816  $        -  $ 1,249,242
                          ==========   ==========  ==========  ==========  ==========  ===========
         Operating income
           (loss)         $   72,745   $    1,348  $   (9,205) $  (27,550) $  (18,697) $    18,641
                          ==========   ==========  ==========  ==========  ==========  ===========
         Interest income  $    4,609   $      973  $    1,938  $        1  $    8,274  $    15,795
                          ==========   ==========  ==========  ==========  ==========  ===========
         Interest expense $  (12,519)  $   (8,193) $   (3,831) $  (10,970) $  (35,423) $   (70,936)
                          ==========   ==========  ==========  ==========  ==========  ===========
         Depreciation and
           amortization   $   36,021   $   14,750  $   29,828  $   38,067  $   14,601  $   133,267
                          ==========   ==========  ==========  ==========  ==========  ===========
         Capital
           expenditures   $   44,571   $    2,262  $    3,950  $   15,514  $       -   $    66,297
                          ==========   ==========  ==========  ==========  ==========  ===========

                                                   December 31, 2000
                          ------------------------------------------------------------------------
         Long-lived assets$  566,724   $  283,734  $  428,152  $  420,992  $1,273,013  $ 2,972,615
                          ==========   ==========  ==========  ==========  ==========  ===========
         Total assets     $  721,712   $  456,921  $  479,880  $  481,082  $1,329,394  $ 3,468,989
                          ==========   ==========  ==========  ==========  ==========  ===========


(12) SUBSEQUENT EVENT

     On July 20, 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company (and certain of its subsidiaries) as well as The Coca-Cola Company (and certain of its subsidiaries) and another Coca-Cola bottler in Colombia. In the complaint, the plaintiffs have alleged that the Company has engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500,000, including treble and punitive damages and the cost of the suit, including attorney fees. The Company believes this lawsuit is without merit and intends to vigorously defend itself against this lawsuit.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY FINANCIAL INFORMATION
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


     The statements of operations data for Panamco Mexico & Central America (Costa Rica, Nicaragua and Guatemala), Panamco Brasil, Panamco Colombia, and Panamco Venezuela, are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico & Central America (Costa Rica, Nicaragua and Guatemala), Panamco Brasil, Panamco Colombia, and Panamco Venezuela, as applicable, which financial statements are not included herein. Additionally, the data presented does not include the unaudited financial data of the Holding company, the Corporate offices or some minor entities; nor does it reflect the eliminating entries that are used in consolidating the unaudited financial statements of the aforementioned subsidiaries.



                                                  PANAMCO MEXICO & CENTRAL AMERICA
                                                (Stated in thousands of U.S. dollars)
                                                             (Unaudited)



                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                   ------------------------  ------------------------
                                                        2001        2000         2001        2000
                                                   -----------   ----------  -----------   ----------
     SELECTED STATEMENTS OF OPERATIONS DATA:
       Net sales                                   $   341,335   $  307,465  $   631,905   $  579,628
       Cost of sales, excluding depreciation
          and amortization                             143,805      136,403      271,124      261,995
                                                   -----------   ----------  -----------   ----------
             Gross profit                              197,530      171,062      360,781      317,633

       Operating expenses:
          Selling, general and administrative          102,394       95,967      201,270      189,186
          Depreciation and amortization                 22,924       17,975       41,902       34,419
          Amortization of goodwill                         604          794        1,184        1,602
          Facilities reorganization charges                  -            -            -       19,681
                                                   -----------   ----------  -----------   -----------
                                                       125,922      114,736      244,356      244,888
                                                   -----------   ----------  -----------   -----------
             Operating income                           71,608       56,326      116,425       72,745

       Interest expense, net                            (2,885)      (3,090)      (5,091)      (7,910)
       Other income (expense), net                      (1,361)       2,395         (420)         583
                                                   -----------   ----------  -----------   -----------
             Income before income taxes                 67,362       55,631      110,914       65,418
       Provision for income taxes                       20,609       17,814       34,671       20,374
                                                   -----------   ----------  -----------   -----------
             Income before minority interest            46,753       37,817       76,243       45,044
       Minority interest in Panamco
          Mexico subsidiaries                            1,513        1,221        2,419        1,361
                                                   -----------   ----------  -----------   -----------
             Net income attributable to Panamco
                Mexico holding company &
                Central America                         45,240       36,596       73,824       43,683
       Minority interest in Panamco Mexico
          holding company                                  716          578        1,145          644
                                                   -----------   ----------  -----------   -----------

             Net income attributable to Panamco    $    44,524   $   36,018  $    72,679   $   43,039
                                                   ===========   ==========  ===========   ===========

             Cash operating profit                 $    95,136   $   75,095  $   159,511   $  119,773
                                                   ===========   ==========  ===========   ===========

     UNIT CASE SALES DATA (IN MILLIONS):

       Soft drinks                                        90.9         93.0        172.2        176.8
       Water                                              47.3         45.2         87.3         82.8
       Other products                                      1.1          1.0          2.0          1.6



                                             PANAMCO MEXICO & CENTRAL AMERICA
                                          (Stated in thousands of U.S. dollars)
                                                       (Unaudited)





                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               --------------------------       -------------------------
                                                   2001           2000             2001             2000
                                               ----------      ----------       ----------       --------
SELECTED STATEMENTS OF OPERATIONS DATA:

 Net sales:
   Mexico                                      $  281,883      $  251,007       $  516,071       $ 470,201
   Central America                                 59,452          56,458          115,834         109,427


UNIT CASE SALES DATA (IN MILLIONS):

  Mexico:
    Soft drinks                                     72.9            75.3             137.7          142.2
    Water                                           46.5            44.5              85.7           81.5
    Other products                                   0.7             0.8               1.3            1.3

  Central America:
    Soft drinks                                     18.0            17.7              34.5           34.6
    Water                                            0.8             0.7               1.6            1.3
    Other products                                   0.4             0.2               0.7            0.3


                                                                 18


                                                           PANAMCO BRASIL
                                                (Stated in thousands of U.S. dollars)
                                                             (Unaudited)


                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                  -----------------------------     ------------------------------
                                                      2001              2000          2001             2000
                                                  ----------       ------------     ------------------------------

     SELECTED STATEMENTS OF OPERATIONS DATA:

       Net sales                                  $   98,987       $    116,743     $    227,433     $    244,460
       Cost of sales, excluding depreciation
          and amortization                            64,133             70,482          146,349          150,111
                                                  ----------       ------------     ------------     ------------
             Gross profit                             34,854             46,261           81,084           94,349
       Operating expenses:
          Selling, general and administrative         27,000             34,250           59,733           67,133
          Depreciation and amortization                4,418              6,864           10,073           13,730
          Amortization of goodwill                       562                512            1,201            1,020
          Facilities reorganization charges                -                 -                 -           11,118
                                                  ----------       ------------     ------------     ------------
                                                      31,980             41,626           71,007           93,001
                                                  ----------       ------------     ------------     ------------
             Operating income                          2,874              4,635           10,077            1,348

       Interest expense, net                            (601)            (3,784)            (761)          (7,220)
       Other expense, net                             (1,495)            (3,653)          (6,131)          (5,418)
                                                  ----------       ------------     ------------     ------------
             Income (loss) before income taxes           778             (2,802)           3,185          (11,290)
       Benefit from income taxes                        (692)            (2,717)            (938)          (5,859)
                                                  ----------       ------------     ------------     ------------
             Income (loss) before minority
             interest                                  1,470                (85)           4,123           (5,431)
       Minority interest in Panamco
          Brasil holding company                           9                 (5)              31              (63)
                                                  ----------       ------------     ------------     ------------

             Net income (loss) attributable
                to Panamco                        $    1,461       $        (80)    $      4,092     $     (5,368)
                                                  ==========       ============     =============    ============
             Cash operating profit                $    7,854       $     12,011     $     21,351     $     20,128
                                                  ==========       ============     =============    ============
     UNIT CASE SALES DATA (IN MILLIONS):
       Soft drinks                                      56.9               54.1            124.9            115.1
       Water                                             3.4                3.0              8.5              6.8
       Beer                                             15.8               13.8             32.9             30.1
       Other products                                    0.1                  -              0.1                -





                                                     PANAMCO COLOMBIA
                                          (Stated in thousands of U.S. dollars)
                                                       (Unaudited)



                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                  -----------------------------      ------------------------------
                                                      2001              2000            2001             2000
                                                  ----------        -----------      ----------      --------------

     SELECTED STATEMENTS OF OPERATIONS DATA:

       Net sales                                  $    89,415       $    93,555      $  184,315       $  185,440
       Cost of sales, excluding depreciation
         and amortization                              43,180            38,992          86,027           78,270
                                                  -----------       -----------      ----------       ----------
              Gross profit                             46,235            54,563          98,288          107,170

        Operating expenses:
           Selling, general and administrative         29,648            32,557          60,417           68,322
           Depreciation and amortization               13,828            15,046          27,880           29,828
           Amortization of goodwill                        69                 -             139                -
           Facilities reorganization charges                -                 -               -           18,225
                                                  -----------       -----------      ----------       ----------
                                                       43,545            47,603          88,436          116,375
                                                  -----------       -----------      ----------       ----------
              Operating income (loss)                   2,690             6,960           9,852           (9,205)

        Interest expense, net                          (3,463)             (130)         (4,195)          (1,893)
        Other income (expense), net                       193            (3,138)            389           (5,598)
                                                  -----------       -----------      ----------       ----------
              Income (loss) before income taxes          (580)            3,692           6,046          (16,696)
        Provision (benefit) for income taxes             (170)              923           1,785           (5,208)
                                                  -----------       -----------      ----------       ----------
              Income (loss) before minority
              interest                                   (410)            2,769           4,261          (11,488)
        Minority interest in Panamco Colombia
           subsidiaries holding company                     4                10              54               58
                                                  -----------       -----------      ----------       ----------
              Net income (loss) attributable to
                 Panamco Colombia holding
                 company                                 (414)            2,759           4,207          (11,546)
        Minority interest in Panamco
           Colombia                                       (11)               74             116             (318)
                                                  -----------       -----------      ----------       ----------

              Net income (loss) attributable to
                 Panamco                          $      (403)      $     2,685      $    4,091       $  (11,228)
                                                  ===========       ===========      ==========       ==========
              Cash operating profit                 $  16,587       $    22,006      $   37,871       $   27,541
                                                  ===========       ===========      ==========       ==========
      UNIT CASE SALES DATA (IN MILLIONS):
        Soft drinks                                      37.7              37.0            75.4             75.9
        Water                                             8.7               8.6            19.0             16.9
        Other products                                    0.3                 -             0.3                -





                                                    PANAMCO VENEZUELA
                                          (Stated in thousands of U.S. dollars)
                                                       (Unaudited)



                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                   ------------------------         ----------------------------
                                                      2001           2000              2001             2000
                                                   ----------    ----------         -----------      ------------

     SELECTED STATEMENTS OF OPERATIONS DATA:
       Net sales                                   $  141,697      $123,340         $   275,810      $    239,816
       Cost of sales, excluding depreciation
          and amortization                             69,413        55,419             133,294           109,556
                                                   ----------    ----------         -----------      -------------
             Gross profit                              72,284        67,921             142,516           130,260

       Operating expenses:
          Selling, general and administrative          46,423        45,469              92,230            88,889
          Depreciation and amortization                15,088        18,948              30,420            38,067
          Facilities reorganization charges                 -             -                   -            30,854
                                                   ----------    ----------         -----------      -------------
                                                       61,511        64,417             122,650           157,810
                                                   ----------    ----------         -----------      -------------
             Operating income (loss)                   10,773         3,504              19,866           (27,550)
       Interest expense, net                           (4,379)       (5,122)            (12,504)          (10,969)
       Other income (expense), net                      1,761           247               5,322              (751)
                                                   ----------    ----------         -----------      -------------
             Income (loss) before income taxes          8,155        (1,371)             12,684           (39,270)
       Benefit from income taxes                       (6,456)         (244)             (8,729)           (3,914)
                                                   ----------    ----------         -----------      -------------
             Net income (loss) attributable
                to Panamco                         $   14,611    $   (1,127)        $    21,413      $     (35,356)
                                                   ============  ===========        ===========      =============
             Cash operating profit                 $   25,861    $   22,452         $    50,286      $      28,094
                                                   ============  ===========        ===========      =============

     UNIT CASE SALES DATA (IN MILLIONS):
       Soft drinks                                       38.6          37.2                76.5               73.2
       Water                                              6.4           5.4                12.4               10.3
       Beer                                               1.0           0.3                 2.0                0.6
       Other products                                     1.5           1.5                 3.1                3.1



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

     In 1998, we created the "Panamco Central America" group, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. The financial condition and results of operations of these three companies were previously reported together in the financial statements entitled Panamco Central America.

     In February 1999, we formed the North Latin American Division ("NOLAD"), which consists of Panamco Mexico and Panamco Central America. The results of operations of Panamco Mexico and Panamco Central America are reported together in the financial statements entitled Panamco Mexico & Central America.

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


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Net sales for the second quarter ended June 30, 2001 increased 4.7% to $671.4 million from $641.1 million in the 2000 second quarter, mainly due to an increase of 3.2% in consolidated unit case sales volume. Total unit case sales increased to 309.8 million cases from 300.2 million unit cases in the 2000 period. Total volume growth of 3.2% was led by Brazil and Venezuela, where total volume increased 7.4% and 7.0%, respectively, and soft drink volume increased 5.1% and 3.7%, respectively. Colombia reported total volume growth of 2.3% and soft drink volume growth of 1.8%. The NOLAD region had total volume growth of 0.1% while soft drink volume declined 2.4%. Consolidated water and beer volumes grew by 5.9% and 18.5%, respectively.

     Cost of sales as a percentage of net sales increased to 47.4% during the second quarter of 2001 from 46.9% in the 2000 period. This increase resulted from higher costs of raw materials offset by the benefits created by our cost restructuring programs.

     Gross profit as a percentage of net sales decreased to 52.6% during the second quarter of 2001 from 53.1% in the second quarter of 2000, primarily the result of higher raw material prices and currency devaluation in Brazil, Colombia and Venezuela.

     Operating expenses as a percentage of net sales decreased to 40.5% during the second quarter of 2001 from 43.4% in the 2000 period, mainly as a result of the initial benefits of the reorganization program. Included in operating expenses for the second quarter of 2001 is a $4.5 million executive compensation expense resulting from the vesting of restricted stock.

     Operating income increased 31.4% to $81.5 million during the second quarter of 2001 from $62.0 million in the 2000 period, primarily as a result of increased sales and volume as well as the initial benefits of the reorganization program. Cash operating profit increased 11.3% to $144.1 million in 2001 from $129.5 million in the second quarter of 2000.

     Net interest expense decreased to $23.7 million during the second quarter of 2001 from $25.8 million in the 2000 period, primarily as a result of net debt (total indebtedness less cash and equivalents) reduction of $78.2 million for the quarter and $286.5 million from the 2000 second quarter.

     Other expense, net decreased to $1.8 million during the second quarter of 2001 from $4.1 million in the 2000 period, primarily caused by an increase in equity earnings of affiliates, a decrease in contingency provisions, a gain in sale of investments, offset by an increase in foreign exchange losses mainly in Brazil.

     The consolidated effective income tax rate decreased to 25.8% during the second quarter of 2001 from 58.4% in the 2000 period. We have certain expenses, such as amortization of goodwill, which are non-deductible for tax purposes that, depending on income from operations, may cause significant variations in the effective income tax rate.

     As a result of the foregoing, we recorded net income of $40.2 million during the second quarter of 2001, or $0.32 per basic share ($0.31 on a diluted basis), compared to net income of $11.5 million, or $0.09 per share (basic and diluted), during the 2000 period.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net sales for the six months ended June 30, 2001 increased 5.6% to $1.32 billion from $1.25 billion in the first half of 2000, mainly due to an increase of 3.9% in consolidated unit case sales volume. Total unit case sales increased to 616.8 million cases from 593.3 million unit cases in the 2000 period. Total volume growth of 3.9% was led by Brazil and Venezuela, where total volume increased 9.4% and 7.8%, respectively, and soft drink volume increased 8.4% and 4.5%, respectively. Colombia reported total volume growth of 2.1% while soft drink volume declined 0.7%. The NOLAD region had total volume growth of 0.1% while soft drink volume declined 2.7%. Consolidated water and beer volumes grew by 9.0% and 13.6%, respectively.

     Cost of sales as a percentage of net sales increased to 48.1% during the first half of 2001 from 47.9% in the 2000 period. This increase resulted from higher costs of raw materials offset by the benefits created by our cost restructuring programs.

     Gross profit as a percentage of net sales decreased to 51.9% during the first half of 2001 from 52.1% in the 2000 period, primarily the result of higher raw material prices and currency devaluation in Brazil, Colombia and Venezuela.

     The following comments reflect the consolidated results of operations excluding the recording of facilities reorganization charges, asset write-offs, and nonoperating charges totaling $61.9 million, net of the related tax benefit of $23.5 million, during the first half of 2000:

     Operating expenses as a percentage of net sales decreased to 41.0% during the first half of 2001 from 44.2% in the 2000 period, mainly the result of the benefits obtained from our cost restructuring programs. Included in operating expenses for the second half of 2001 is a $4.5 million executive compensation expense resulting from the vesting of restricted stock.

     Operating income increased 46.4% to $144.2 million during the first half of 2001 from $98.5 million in the 2000 period, primarily the result of increased sales and volume as well as the benefits of the reorganization program. Cash operating profit increased 15.2% to $267.0 million in 2001 from $231.8 million in the first half of 2000.

     Net interest expense decreased to $47.3 million during the first half of 2001 from $55.1 million in the 2000 period, primarily the result of net debt (total indebtedness less cash and equivalents) reduction of $174.4 million for the six months of 2001 and $286.5 million from the 2000 period.

     Other expense, net decreased to $3.9 million during the first half of 2001 from $6.9 million in the 2000 period, primarily caused by a gain in sale of investments, an increase in equity earnings of affiliates, a decrease in contingency provisions, offset by an increase in foreign exchange losses mainly in Brazil.

     The consolidated effective income tax rate decreased to 30.6% during the first half of 2001 from 90.4% in the 2000 period. We have certain expenses, such as amortization of goodwill, which are non-deductible for tax purposes that, depending on income from operations, may cause significant variations in the effective income tax rate.

     As a result of the foregoing, we recorded net income of $61.6 million during the first half of 2001, or $0.48 per share (basic and diluted), compared to net income of $1.9 million, or $0.01 per share (basic and diluted), during the 2000 period.


FACILITIES REORGANIZATION CHARGES

     During the first quarter of 2000, we began a company-wide reorganization program designed to improve productivity and strengthen our competitive position in the beverage industry. The program includes productivity initiatives to streamline Panamco's manufacturing infrastructure, consolidation of distribution centers and warehouses, and the termination of approximately 10,000 jobs across all levels of Panamco.

     During the fourth quarter of 2000, we performed an analysis of our growth opportunities, cost structure and asset valuation. This resulted in several new steps to further position Panamco for improved financial performance and future growth. These steps include additional restructuring of the distribution system in Brazil and Venezuela, plant closings and related disposal of property, plant and equipment, write-down of goodwill in the Venezuelan operating unit, write-off of obsolete property, plant and equipment, bottles and cases, and asset write-downs related to coolers.

     During the year ended December 31, 2000, we recorded charges of $540.7 million, which was comprised of $503.6 million of facilities reorganization charges, $31.1 million of asset write-downs presented as part of depreciation and amortization expenses, and $6.0 million of charges related to the disposal of nonoperating assets presented in other income (expense). The following is a detail of the aforementioned items:


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

     As a result of the above, our income for the year 2000 was impacted by facilities reorganization charges, asset write-downs and nonoperating charges totaling $494.2 million, net of the related tax benefit of approximately $46.5 million.

     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:


                                             YEAR ENDED DECEMBER 31, 2000
                                       ------------------------------------
 (STATED IN THOUSANDS OF U.S. DOLLARS)                FOURTH        FIRST
                                         TOTAL        QUARTER      QUARTER
                                       ------------------------------------

Depreciation and amortization,
  excluding goodwill:
  Asset write-downs                    $   31,079   $   31,079     $      -
                                       ----------   ----------     --------
  Facilities reorganization charges:
  Cash                                     88,572       48,226       40,346
  Noncash                                 415,087      375,555       39,532
                                       ----------   ----------     --------
                                          503,659      423,781       79,878
  Other income (expense), net:
  Nonoperating charges                      5,976          590        5,386
                                       ----------   ----------     --------
  Gross charges                           540,714      455,450      85,264

  Tax benefit                             (46,516)     (23,111)     (23,405)
                                       ----------   ----------     --------
  Net charges                          $  494,198    $ 432,339     $ 61,859
                                       ==========   ==========     ========

     As of June 30, 2001, we had completed approximately 71% of its total planned workforce reduction. There has been no material change to the expected effects on future earnings and cash flows resulting from the facilities reorganization program, which were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, we had consolidated cash and cash equivalents of $266.3 million, an increase of 38.9% compared to $191.8 million as of December 31, 2000, mainly as a result of the release of investments in bank deposits for $125.0 million, which guaranteed bank loans obtained by subsidiaries and were therefore classified as noncurrent investments.

     Consolidated cash flow provided by operations was $187.9 million and $125.5 million for the six months ended June 30, 2001 and 2000, respectively. Cash generated by the operations and available is sufficient to meet our current obligations.

     Total consolidated indebtedness was $1,153.9 million as of June 30, 2001, consisting of $725.0 million at the holding company level and $428.9 million of subsidiary indebtedness. As of June 30, 2001, 82.2% of the total debt is dollar denominated and 89.5% is long-term.

     On December 31, 2000, we had a loan with The Coca-Cola Financial Corporation (U.S.), amounting to $100.0 million with an average annual interest rate of three-month LIBOR plus 3.25%. On February 28, 2001, we prepaid the remaining outstanding debt with The Coca-Cola Financial Corporation (U.S.) in the amount of $100.0 million. There was no prepayment penalty.

     On December 9, 1999, the Board of Directors authorized a $100.0 million share repurchase program of the Company's Class A Common Stock (the "Share Repurchase Program"). On July 20, 2001, the Board of Directors authorized a $25.0 million increase to the Share Repurchase Program. The shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. We repurchased 3,405,757 shares amounting to $64.5 million at an average price per share of $18.93 during the first half of 2001. From the beginning of the program in December 1999 to June 30, 2001, we have repurchased 4,559,636 shares for a total amount of $85.7 million at an average price per share of $18.80.

     Total capital expenditures for the six months ended June 30, 2001 were $37.9 million, showing a spending reduction of 42.8%, compared to $66.3 million for the six months ended June 30, 2000. For the year 2001, we expect our capital expenditures to be approximately $90.0 million.

     On February 21, 2001, Panamco Colombia issued unsecured, publicly traded bonds valued at Col$35,000,000,000 Colombian pesos (approximately $15.5 million in U.S. dollars) with a coupon rate of DTF plus 2.75% (15.5% at February 21, 2000) and a maturity date of August 9, 2005. The proceeds from the debt issue were used to pay U.S. dollar denominated debt.

     On November 22, 2000, we entered into a swap agreement where we receive LIBOR at specified measurement dates and pay interest at a fixed rate of 6.44% on a notional amount of $250.0 million. The swap agreement, which is classified as a cash flow hedge and was initiated in order to reduce exposure to adverse fluctuation in interest rates, expires on November 22, 2002.

     On April 20, 2001, our Brazilian subsidiary entered into four swap agreements to exchange dollar denominated debt amounting to $30.0 million in the aggregate. The terms of the swap agreements are as follows: R2,109,870 (Brazilian reals) maturing on October 16, 2001; R32,753,046 maturing on April 15, 2002; R994,334 maturing on October 11, 2002; and R29,788,731 maturing on
April 9, 2003. All four swap agreements have an interest rate of 90% of CDI (the Brazilian borrowing rate). The swap agreements, which are classified as fair value hedges, were initiated in order to reduce exposure to adverse currency exchange fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the six months ended June 30, 2001. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2000.



                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On July 20, 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against us (and certain of our subsidiaries) as well as The Coca-Cola Company (and certain of its subsidiaries) and another Coca-Cola bottler in Colombia. In the complaint, the plaintiffs have alleged that we have engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500 million, including treble and punitive damages and the cost of the suit, including attorney fees. We believe this lawsuit is without merit and intend to vigorously defend ourselves in this matter.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our ordinary shareholders meeting on May 4, 2001. At the meeting, shareholders representing 8,329,399 Class B common stock $0.01 par value shares of the Company or 94.8% of the Class B shares: (i) unanimously approved the election of William G. Cooling, Alejandro Jimenez, Wade T. Mitchell and Stuart Staton as directors of the Company until 2004, (ii) unanimously approved the Company's financial statements for the fiscal year 2000, (iii) unanimously ratified Arthur Andersen L.L.P. as independent auditors of the Company, and (iv) by the favorable vote of 99.8% of the shares represented at the meeting, approved an increase in the number of shares available under our Equity Incentive Plan from 9,000,000 to 14,200,000.


ITEM 5.  OTHER INFORMATION

     Our Equity Incentive Plan, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2000, includes reference to incentive stock options and restricted stock issued to Messrs. Cooling and Schimberg. These incentive stock options and restricted stock were not granted pursuant to our Equity Incentive Plan but pursuant to their employment agreements. We granted 400,000 and 300,000 restricted stock to Messrs. Cooling and Schimberg, respectively, and not 350,000 and 250,000 restricted stock as stated in our Annual Report on Form 10-K for the year ended December 31, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     10.1 - Term Credit Agreement dated as of May 30, 2001, by and among Panamco de Venezuela, S.A., as borrower, Comerica Bank, as lender, and the Company, as guarantor.

     10.2 - Credit Agreement dated as of June 1, 2001, by and among Spal Industria Brasileira de Bebidas, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor.

     10.3 - Amendment and Waiver No. 2 to the Credit Agreement dated as of
             June 4, 2001, by and among Panamco de Venezuela, S.A., as borrower, Inarco International Bank, N.A., as lender, and the Company, as guarantor.

     10.4 - Guaranteed Promissory Note dated as of June 5, 2001, by and among Panamco de Venezuela, S.A., as borrower, Banco Santander Hispano, S.A., as lender, and the Company, as guarantor.

     10.5 - Fifth Amendment to Loan Agreement dated as of June 27, 2001, by and among Panamco de Venezuela, S.A., as borrower, Bank Boston, N.A., as lender, and the Company, as guarantor.

(b) Reports on Forms 8-K - On June 29, 2001, we filed a current report on Form 8-K with respect to Regulation FD disclosure under Item 9. The date of this report was May 21, 2001.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2001                   PANAMERICAN BEVERAGES, INC.
                                  (REGISTRANT)

                                  By:   /s/ Paulo J. Sacchi
                                        ------------------------------------
                                        Paulo J. Sacchi
                                        Senior Vice President
                                        Chief Financial Officer and Treasurer
                                        (On behalf of the Registrant and as
                                        Chief Accounting Officer)