Form 10-Q
period 2001-09-30
PANAMERICAN BEVERAGES INC
filed 2001-11-14
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of November 7, 2001 were:

    Class A Common Stock:                          113,481,026
    Class B Common Stock:                            8,697,405
    Class C Preferred Stock:                                 2

                               TABLE OF CONTENTS


                                                                           Page
PART I   FINANCIAL INFORMATION

Item 1.  UNAUDITED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets
          as of September 30, 2001 and December 31, 2000...................   1

         Condensed Consolidated Statements of Operations
          for the three and nine months ended September 30, 2001 and 2000..   3

         Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2001 and 2000............   4

         Notes to Condensed Consolidated Financial Statements..............   5

         PANAMCO MEXICO AND CENTRAL AMERICA - Selected Statements of
          Operations Data for the three and nine months ended September 30,
          2001 and 2000...................................................   21

         PANAMCO BRASIL - Selected Statements of Operations Data
          for the three and nine months ended September 30, 2001 and 2000.   23

         PANAMCO COLOMBIA - Selected Statements of Operations Data
          for the three and nine months ended September 30, 2001 and 2000.   24

         PANAMCO VENEZUELA - Selected Statements of Operations Data
          for the three and nine months ended September 30, 2001 and 2000.   25

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................   26

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.....................................................   33

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS................................................   33

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................   33

Item 3.  DEFAULTS UPON SENIOR SECURITIES..................................   34

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   34

Item 5.  OTHER INFORMATION................................................   34

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   34

Signatures................................................................   35

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States of America ("U.S.") dollars)
                                  (Unaudited)


                                                September 30,       December 31,
                                                    2001                2000
                                                -------------       ------------
       ASSETS

Current Assets:
 Cash and equivalents                          $    104,456       $    191,773
 Accounts receivable, net                           108,842            138,473
 Inventories, net                                    91,399            105,439
 Other current assets                                22,383             30,268
                                                -----------        -----------
   Total Current Assets                             327,080            465,953
                                                -----------        -----------

Investments                                          25,350            158,006
Property, plant and equipment, net                1,025,256          1,125,719
Bottles and cases, net                              213,677            236,527
Cost in excess of net assets acquired, net          865,238            903,683
Other assets                                        118,290            136,433
                                                -----------        -----------
   Total Assets                                 $ 2,574,891        $ 3,026,321
                                                ===========        ===========

       LIABILITIES

Current Liabilities:
 Accounts payable                              $    183,157        $   171,239
 Current portion of long-term obligations            38,659            184,889
 Bank loans                                          64,478             40,295
 Other accrued liabilities                          135,103            241,801
                                                -----------        -----------
  Total Current Liabilities                         421,397            638,224
                                                -----------        -----------
Long-term Liabilities:
 Long-term obligations, net of current portion      886,571          1,028,575
 Other liabilities                                  173,131            164,406
                                                -----------        -----------
   Total Long-term Liabilities                    1,059,702          1,192,981
                                                -----------        -----------

   Total Liabilities                              1,481,099          1,831,205
                                                -----------        -----------

                                 (Continued)
                                      1

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States of America ("U.S.") dollars)
                                  (Unaudited)


                                                September 30,       December 31,
                                                    2001                2000
                                               ----------------   --------------

Commitments and contingencies
Minority interest in consolidated subsidiaries      29,044               27,805
                                                 ---------            ---------

    SHAREHOLDERS' EQUITY

Class C preferred stock, $0.01 par value;
50,000 shares authorized; 2 shares issued
and outstanding at September 30, 2001 and
December 31, 2000, respectively                          -                    -

Class A common stock, $0.01 par value;
136,936,684 and 136,745,820 shares issued
and 114,706,756 and 119,742,584 shares
outstanding at September 30, 2001 and
December 31, 2000, respectively                      1,367                1,367

Class B common stock, $0.01 par value;
11,075,178 and 11,266,042 shares issued
and 8,697,411 and 8,888,435 shares outstanding
at September 30, 2001 and December 31, 2000,
respectively                                           113                  113
Capital in excess of par value                   1,591,819            1,585,498
Retained earnings                                  119,425               50,632
Accumulated other comprehensive loss              (470,889)            (399,541)
                                                 ---------            ---------
                                                 1,241,835            1,238,069

Less - 24,607,695 and 19,380,843 treasury
shares held at September 30, 2001 and
December 31, 2000, respectively, at cost          (177,087)             (70,758)
                                                 ---------            ---------
    Total Shareholders' Equity                   1,064,748            1,167,311
                                                 ---------            ---------
    Total Liabilities and Shareholders'
    Equity                                     $ 2,574,891          $ 3,026,321
                                               ===========          ===========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                      2

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)



                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                         ---------------------------         ----------------------------
                                            2001             2000                2001             2000
                                         ----------       ----------         -----------      -----------
Net sales                                $  638,642       $  648,180         $ 1,958,105      $ 1,897,422
Cost of sales, excluding depreciation
 and amortization                           309,660          304,922             944,123          903,856
                                         ----------       ----------         -----------      -----------
  Gross profit                              328,982          343,258           1,013,982          993,566
                                         ----------       ----------         -----------      -----------
Operating expenses:
  Selling, general and administrative       194,406          221,888             612,404          640,410
  Depreciation and amortization              51,680           56,869             161,166          171,937
  Amortization of goodwill                    6,556            9,344              19,882           27,543
  Facilities reorganization charges              -                -                   -            79,878
                                         ----------       ----------         -----------      -----------
                                            252,642          288,101             793,452          919,768
                                         ----------       ----------         -----------      -----------
   Operating income                          76,340           55,157             220,530           73,798
                                         ----------       ----------         -----------      -----------
Other income (expense):
  Interest income                             4,056            8,027              17,806           23,822
  Interest expense                          (24,222)         (36,122)            (85,295)        (107,058)
  Other expense, net                         (3,537)          (5,738)             (7,467)         (18,067)
                                         ----------       ----------         -----------      -----------
   Income (loss) before income taxes         52,637           21,324             145,574          (27,505)
Provision for income taxes                   20,740           19,663              49,217           29,185
                                         ----------       ----------         -----------      -----------

   Income (loss) before minority interest    31,897            1,661              96,357          (56,690)
Minority interest in earnings
  of subsidiaries                             1,787            1,197               4,684            2,824
                                         ----------       ----------         -----------      -----------
  Net income (loss)                      $   30,110       $      464         $    91,673       $  (59,514)
                                         ==========       ==========         ===========       ==========
  Basic earnings (loss) per share        $     0.24       $     0.00         $      0.72       $    (0.46)
                                         ==========       ==========         ===========       ==========
  Basic weighted average shares
   outstanding, in thousands                124,842          128,733             126,676          128,869
                                         ==========       ==========         ===========       ==========
Diluted earnings (loss) per share        $     0.24       $     0.00         $      0.72       $    (0.46)
                                         ==========       ==========         ===========       ==========
Diluted weighted average shares
   outstanding, in thousands                126,191          129,147             127,878          128,869
                                         ==========       ==========         ===========       ==========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                  2001                  2000
                                             ------------          ------------
 Net cash provided by operating activities      $ 240,900             $ 207,938
Cash flows from investing activities:
 Capital expenditures                             (56,163)              (96,497)
 Purchases of bottles and cases                   (32,131)              (49,062)
 Purchases of investments                            (428)               (4,000)
 Proceeds from sale of investments                127,720                25,000
 Proceeds from sale of property, plant
   and equipment                                   25,711                17,713
 Other                                               (454)                  (36)
                                                ---------             ---------
  Net cash provided by (used in)
  investing activities                             64,255              (106,882)
                                                ---------             ---------
Cash flows from financing activities:
  Payment of bank loans and other long-term
   obligations                                   (407,279)             (144,192)
  Proceeds from bank loans and other
   long-term obligations                          151,492                75,162
  Issuance of capital stock                         9,316                   412
  Share repurchase                               (109,323)              (11,772)
  Payment of dividends to minority interest        (1,057)                 (759)
  Payment of dividends to shareholders            (22,880)              (23,178)
                                                ---------             ---------
    Net cash used in financing activities        (379,731)             (104,327)
                                                ---------             ---------
  Effect of exchange rate changes on cash
   and cash equivalents                           (12,741)               (1,962)
                                                ---------             ---------
     Net decrease in cash and equivalents         (87,317)               (5,233)
     Cash and equivalents at beginning
      of period                                   191,773               152,648
                                                ---------             ---------
     Cash and equivalents at end
      of period                                 $ 104,456             $ 147,415
                                                =========             =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for:
   Interest (net of capitalized interest)       $  81,825             $  96,868
                                                =========             =========
   Income taxes                                 $  72,846             $  59,850
                                                =========             =========
NONCASH ACTIVITIES:
  Write-off of property, plant and
   equipment against accrued facilities
   reorganization charges                       $      -              $  39,533
                                                =========             =========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       4

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of September 30, 2001 and December 31, 2000, and the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(1)  BASIS OF PRESENTATION, CONTINUED

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                              SEPTEMBER 30,            SEPTEMBER 30,
                          -------------------       -------------------
                            2001        2000          2001        2000
                          -------     -------       -------     -------
Net sales                 $   161     $  (227)      $   275     $  (630)
Cost of sales and
 operating expenses           890       1,886         2,456       7,640
Interest and other income
 (expense), net             1,379         727         3,499       1,573
Provision (benefit) for
 income taxes                (149)          1           (85)      1,508
                          -------     -------       -------     -------
Net translation gain      $ 2,281     $ 2,387       $ 6,145     $10,091
                          =======     =======       =======     =======


(2)  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and the pooling-of-interests method will be prohibited. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Under SFAS No. 142, goodwill and certain intangible assets are no longer subject to amortization over its estimated useful life, but instead will be subject to an impairment test to be performed at least annually. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company beginning on January 1, 2002. The Company is currently reviewing the statements to determine the overall effect on the Company, but expects that the adoption of SFAS No. 142 will lower fiscal year 2002 amortization expense by approximately $26.0 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated results of operations.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(2)  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS, CONTINUED

     In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of various sales incentives such as slotting fees, cooperative advertising arrangements and buydowns. EITF 00-25 requires that such customer promotional payments that are currently classified as selling and distribution expenses be classified as a reduction of net sales. Had the Company applied EITF 00-25 to its year-to-date fiscal 2001, this would have resulted in a $7.8 million reclassification between net sales and selling and distribution expense. The adoption of EITF 00-25 will have no impact on operating income, net income or earnings per share. The Company will adopt EITF 00-25 for fiscal quarters beginning after December 15, 2001.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives on the consolidated balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income immediately. The ineffective portion of a hedge's change in fair value is recognized in income. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133, on January 1, 2001, resulted in a reduction in other comprehensive income of approximately $3.0 million. The Company also recorded an additional reduction of $3.3 million and $8.0 million in other comprehensive income relating to the change in fair value of the cash flow hedge for the quarter and nine months ended September 30, 2001, respectively and an unrealized holding gain of $1.0 million and $0.9 million relating to the change in fair value of the fair value hedge for the quarter and nine months ended September 30, 2001, respectively.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)

(3)  Earnings (Loss) per Share

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

     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                   --------------------   ---------------------
                                     2001        2000       2001         2000
                                   --------    --------   --------    ---------

Numerator:
 Net income (loss)                 $ 30,110    $    464   $ 91,673    $ (59,514)
                                   ========    ========   ========    =========

Denominator (in thousands):
 Denominator for basic earnings
  (loss) per share                  124,842     128,733    126,676      128,869
 Effect of dilutive securities:
  Options to purchase common
  stock and restricted stock          1,349         414      1,202            -
                                   --------    --------   --------    ---------
 Denominator for diluted earnings
  (loss) per share                  126,191     129,147    127,878      128,869
                                   ========    ========   ========    =========

Earnings (loss) per share:
 Basic                             $   0.24    $   0.00   $   0.72    $   (0.46)
                                   ========    ========   ========    =========
 Diluted                           $   0.24    $   0.00   $   0.72    $   (0.46)
                                   ========    ========   ========    =========

Anti-dilutive securities not
 included in the diluted
 earnings (loss) per share
 calculation:
  Options to purchase common
   stock (in thousands)               2,053       2,189      2,053        5,260

  Exercise prices:               $    19.25    $  19.62   $  19.25     $  13.75
                                        to          to         to          to
                                 $    29.94    $  29.94   $  29.94     $  29.94


The Company declared cash dividends of $0.06 and $0.18 per share of common stock for the three and nine months ended September 30, 2001 and 2000.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)

(4)  REORGANIZATION PROGRAMS

     Throughout 2000, the Company continued its reorganization programs, which were initiated during the first quarter of 2000. As a result of these reorganization programs, during the year ended December 31, 2000, the Company recorded the following items in its statements of operations:

     Facilities Reorganization Charges - During the year ended December 31, 2000, the Company recorded $503.7 million of facilities reorganization charges, of which $79.9 million was recorded during the first quarter and $423.8 million was recorded during the fourth quarter. These charges are primarily the result of the $350.0 million write-down of goodwill, attributable to Panamco Venezuela; the write-off of noncash items of property, plant and equipment, obsolete bottles and cases and nonrecurring charges (related to legal contingencies) amounting to $65.1 million; and cash items relating primarily to severance payments, job terminations and reorganization of the distribution system of the Venezuelan and Brazilian subsidiaries amounting to $88.6 million.

     Severance payments recorded during 2000 relate to the termination of approximately 10,000 employees across all levels and operating units of the Company. Approximately 7,600 employees had been terminated by the Company as of September 30, 2001.

     Nonoperating Charges - During the year ended December 31, 2000, the Company recorded $6.0 million of charges, of which $5.4 million were recorded in the first quarter and $0.6 million were recorded in the fourth quarter, related to the disposal of nonoperating assets, including land of some of the operating plants, which are presented as part of other expense, net.

     As a result of the facilities reorganization charges and nonoperating charges, the Company recorded a tax benefit of $46.5 million, of which $23.4 million was recorded in the first quarter of 2000 and $23.1 million was recorded in the fourth quarter of fiscal 2000.

     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:

                                    YEAR ENDED DECEMBER 31, 2000
                             --------------------------------------------
                                CASH            NONCASH            TOTAL
                             ---------        ---------          --------
Restructuring charges        $  86,677        $  24,814          $111,491
Asset write-offs                 1,894          381,637           383,531
Nonrecurring charges                 -            8,637             8,637
                             ---------        ---------          --------
                                88,571          415,088           503,659
Nonoperating charges                 -            5,977             5,977
                             ---------        ---------          ---------
Gross charges                $  88,571         $421,065           509,636
                             =========        =========
Income tax benefit                                                 46,516
                                                                 --------
Net charges                                                      $463,120
                                                                 ========

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(4)  REORGANIZATION PROGRAMS, CONTINUED

     The following tables show the status of the balance of the reorganization accrual and asset write-down allowance at September 30, 2001 and December 31, 2000. Balances of $14.8 million and $47.9 million related to accrued facilities reorganization costs are reflected in other accrued liabilities and balances of $5.4 million and $7.8 million are reflected in other long-term liabilities in the condensed consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively:


                                              SEVERANCE,
                                             OTHER CASH
                            BALANCE AT       PAYMENTS AND      BALANCE AT
                           DECEMBER 31,        NONCASH        SEPTEMBER 30,
                               2000          APPLICATIONS         2001
                          --------------    --------------   --------------
Job termination
 and severance
 payments                   $   44,899        $   30,286       $   14,613
Other                           10,732             5,218            5,514
                            ----------        ----------       ----------
Total                       $   55,631        $   35,504       $   20,127
                            ==========        ==========       ==========

                                ====== CHARGES ======    ============ APPLICATIONS ============
                                                                       PROPERTY
                   BALANCE AT                             SEVERANCE        AND                     BALANCE AT
                  DECEMBER 31,                         AND OTHER CASH  EQUIPMENT        ASSET     DECEMBER 31,
                      1999           CASH    NONCASH      PAYMENTS        SOLD       WRITE-OFFS      2000
                  ------------    -------------------  ----------------------------------------   -----------
Write-off of
 property and
 equipment        $          -    $   2,770  $ 54,451    $       -     $   6,112     $   51,109       $    -
Job termination
 and severance
 payments                    -       78,769         -       33,870             -              -       44,899
Venezuela
 goodwill
 impairment                  -            -   350,000            -             -        350,000            -
Other                        -        7,032    10,637        6,937             -              -       10,732
                  ------------    ---------  --------    ---------     ---------     ----------     --------
Total             $          -    $  88,571  $415,088    $  40,807     $   6,112     $  401,109      $55,631
                  ============    =========  ========    =========     =========     ==========     ========

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(5)  INVENTORIES

     Inventories consist of:
                                         SEPTEMBER 30,        DECEMBER 31,
                                              2001                2000
                                        ---------------     ---------------
        Bottled beverages                 $    30,943         $    31,745
        Raw materials                          35,879              41,675
        Spare parts and supplies               29,428              35,473
                                          -----------         -----------
                                               96,250             108,893
        Less - Allowance for obsolete
          and slow moving items                (4,851)             (3,454)
                                          -----------         -----------
                                          $    91,399         $   105,439
                                          ===========         ===========


(6)  PROPERTY, PLANT, EQUIPMENT, AND BOTTLES AND CASES

     Property, plant, equipment, and bottles and cases consist of:

                                         SEPTEMBER 30,        DECEMBER 31,
                                               2001               2000
                                        ---------------     ---------------
        Property, plant and equipment     $ 1,943,432         $ 1,996,820
        Less - Accumulated depreciation      (918,176)           (871,101)
                                          -----------         -----------
                                            1,025,256           1,125,719
        Bottles and cases, net                213,677             236,527
                                          -----------         -----------
                                          $ 1,238,933         $ 1,362,246
                                          ===========         ===========

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(7)  TRANSACTIONS WITH RELATED PARTIES

     For the three and nine months ended September 30, 2001, the Company conducted transactions with related parties. A summary of balances as of September 30, 2001 and December 31, 2000 and transactions for the three and nine months ended September 30, 2001 and 2000 with related parties is as follows:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     -------------  ------------
        Accounts receivable:
          Subsidiaries of The Coca-Cola Company        $   8,113     $    7,934
          Subsidiaries of Cervejarias Kaiser, S.A.         1,692          2,532
                                                       ---------     ----------
                                                       $   9,805     $   10,466
                                                       =========     ==========
        Accounts payable:
          Subsidiaries of The Coca-Cola Company        $  19,373     $   17,076
          Productos de Vidrio, S.A.                        1,967              -
          Central Azucarero Portuguesa, C.A.               3,126              -
          Tapon Corona de Colombia, S.A.                   1,396            994
          Comptec, S.A.                                       61            976
          Other                                              194            773
                                                       ---------     ----------
                                                       $  26,117     $   19,819
                                                       =========     ==========


                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,
                               -------------------    ---------------------
                                  2001      2000        2001         2000
                               --------   --------    ---------    --------
Income:
 Marketing expense support
  (recorded net against
  marketing expenses)          $  6,708   $  8,886    $  22,393    $ 29,565
 Other                              929         95        2,241         964
                               --------   --------    ---------    --------
                               $  7,637   $  8,981    $  24,634    $ 30,529
                               ========   ========    =========    ========

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(7)  TRANSACTIONS WITH RELATED PARTIES, CONTINUED

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,               SEPTEMBER 30,
                                ------------------        --------------------
                                  2001      2000             2001       2000
                                --------  --------        ---------  ---------
Expenses:
 Purchase of concentrate        $ 85,115  $ 88,040        $ 261,172  $ 232,161
 Purchase of beer                 12,552    13,679           41,330     42,252
 Purchase of other inventories     6,155     5,694           25,304     19,223
                                --------  --------        ---------  ---------
                                $103,822  $107,413        $ 327,806  $ 293,636
                                ========  ========        =========  =========
Capital expenditure incentives
 received in cash               $    544  $      -        $   1,892  $       -
                                ========  ========        =========  =========



(8)  OTHER TRANSACTIONS

     On February 22, 2001, Panamco de Venezuela, S.A. ("Panamco Venezuela") entered into an agreement with Chase Manhattan Bank, as arranger and administrative agent, to obtain a one-year loan in the amount of $25.0 million, guaranteed by the Company. The loan matures on February 21, 2002, with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 1.75% and principal balance payable upon maturity.

     On March 19, 2001, Panamco Venezuela entered into an agreement with Banco Bilbao Vizcaya Argentaria ("BBVA") S.A., as administrative agent, and BBVA Securities Inc. and Wachovia Securities, Inc., as arrangers, to obtain a loan in the amount of $45.1 million, guaranteed by the Company. The loan matures and principal balance is payable on July 16, 2004, with semi-annual interest payments with an average annual interest rate ranging from six-month LIBOR plus 1.75% for year one and year two to six-month LIBOR plus 2.0% after year two until maturity.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(8)  OTHER TRANSACTIONS, CONTINUED

     On April 20, 2001, Spal Industria Brasileira de Bebidas, S.A. (a subsidiary of the Company in Brazil, "Spal") entered into a credit agreement with BankBoston, N.A. as lender, to obtain two loans of $30.0 million in the aggregate, guaranteed by the Company. The first loan amounts to $10.0 million and matures on April 16, 2002, with semi-annual interest payments with an annual interest rate of 6.65% and principal balance payable upon maturity. The second loan amounts to $20.0 million, with semi-annual interest payments with an annual interest rate of 6.65% and principal balance of $5.0 million payable on April 16, 2002 and principal balance of $15.0 million payable on April 10, 2003. On the date of the loan, Spal also entered into four swap agreements with BankBoston, N.A. to exchange the dollar denominated debt totaling $30.0 million. The terms of the swap agreements are as follows: R2,109,870 (Brazilian reals) maturing on October 16, 2001; R32,753,046 maturing on April 15, 2002; R994,334 maturing on
     October 11, 2002; and R29,788,731 maturing on April 9, 2003. All four swap agreements have an interest rate of 90% of CDI (the Brazilian borrowing rate).

     On May 30, 2001, Panamco Venezuela entered into a credit agreement with Comerica Bank as lender, to obtain a two-year loan in the amount of $15.0 million, guaranteed by the Company. The loan matures on May 30, 2003, with semi-annual interest payments with an average annual interest rate of six-month LIBOR plus 2.50% and principal balance payable upon maturity. On September 4, 2001, Panamco Venezuela entered into an amendment agreement (the "First Amendment to Term Credit Agreement") to the $15.0 million credit agreement entered with the lender. Pursuant to the First Amendment to Term Credit Agreement, the lender reduced the average annual interest rate of six-month LIBOR plus 2.50% to six-month LIBOR plus 1.60% with interest payable semi-annually.

     On June 1, 2001, Spal entered into a credit agreement with Citibank, N.A. as lender, to obtain a two-year loan in the amount of $15.0 million, guaranteed by the Company. The loan matures on June 4, 2003, with semi-annual interest payments with an average annual interest rate of six-month LIBOR plus 1.15% and principal balance payable upon maturity.

     On June 4, 2001, Panamco Venezuela entered into an amendment and waiver (the "Amendment and Waiver") to the JPY2,163,000,000 credit agreement entered with Inarco International Bank, N.V. (an indirect wholly owned subsidiary of Citibank, N.A., "Inarco") dated as of July 18, 2000. Pursuant to the Amendment and Waiver, Inarco increased the total amount of the loan to JPY5,948,250,000 and reduced the average annual interest rate of six-month JPY LIBOR plus 3.24% to six-month JPY LIBOR plus 2.15% with interest payable semi-annually. This loan is guaranteed by the Company and matures and principal balance is payable on July 28, 2003.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(8)  OTHER TRANSACTIONS, CONTINUED

     On June 5, 2001, Panamco Venezuela entered into a credit agreement with Banco Santander Central Hispano, S.A. as lender, to obtain a one-year loan in the amount of $10.0 million, guaranteed by the Company. The loan matures on June 6, 2002, with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 1.30% and principal balance payable upon maturity.

     On June 27, 2001, Panamco Venezuela entered into an amendment agreement with BankBoston, N.A. in order to extend the maturity of a $15.0 million credit agreement until June 27, 2002. The loan is guaranteed by the Company, with quarterly interest payments at an average annual interest rate of three-month LIBOR plus 2.0% and principal balance payable upon maturity.

     On September 5, 2001, Panamco Venezuela entered into a financial lease agreement with Citibank, N.A. as lender, to lease approximately 110 distribution trucks amounting to approximately $5.7 million, guaranteed by the Company. The lease agreement has a term of five years, with semi-annual interest payments with an average annual interest rate of 8.86%.

     On September 14, 2001, Panamco Nicaragua entered into a credit agreement with Citibank, N.A. as lender, to obtain a one-year loan in the amount of $6.5 million, guaranteed by the Company. The loan matures on September 13, 2002, with quarterly interest payments with an average annual interest rate of three-month LIBOR plus 1.05% and principal balance payable upon maturity.

     On September 24, 2001, the Company entered into a credit agreement with The Chase Manhattan Bank as lender, to obtain a loan in the amount of $10.0 million. The loan matures on December 19, 2001, with monthly interest payments with an average annual interest rate of one-month LIBOR plus 0.95% and principal balance payable upon maturity.


(9)  SHARE REPURCHASE PROGRAM

     On December 9, 1999, the Board of Directors authorized a $100.0 million share repurchase program of the Company's Class A Common Stock (the "Share Repurchase Program") in accordance with the anti-market-manipulation safe harbor of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Share Repurchase Program was supplemented with $25.0 million increases on each of July 20, 2001 and September 6, 2001. In addition to this $150.0 million authority, the Share Repurchase Program also provides for repurchases of shares from independent brokers by the Company (currently totalling $4.8 million) made in connection with employees' stock option exercises. Company shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(9)  SHARE REPURCHASE PROGRAM, CONTINUED

     The Company has repurchased 5,795,800 shares amounting to $109.6 million (including brokerage commissions) at an average price per share of $18.91 during the nine months ended September 30, 2001. From the Share Repurchase Program's inception on December 9, 1999 to September 30, 2001, the Company has repurchased 6,949,800 shares for a total amount of $130.8 million (including brokerage commissions) at an average price per share of $18.83.


(10) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income (loss), foreign currency translation and unrealized gains (losses) on derivative instruments. The comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 is as follows:



                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                        --------------------   -------------------------
                                            2001       2000        2001         2000
                                        ----------- ---------  -----------    ----------
Net income (loss)                         $ 30,110   $   464     $ 91,673      $ (59,514)
                                          --------   -------    ---------      ---------
Other comprehensive income (loss):
 Foreign currency translation              (45,408)    3,988      (60,380)       (18,903)
 Unrealized holding loss on
  derivative financial instruments          (3,274)        -      (10,968)             -
                                          --------   -------    ---------      ---------
                                         $ (18,572)  $ 4,452     $ 20,325      $ (78,417)
                                         =========   =======    =========      =========


                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(11) SEGMENTS AND RELATED INFORMATION

     Relevant information concerning the geographic areas in which the Company operates, is as follows:

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                             -------------------------------------------------------------------------------------
                               MEXICO AND
                                CENTRAL
                                AMERICA          BRAZIL     COLOMBIA       VENEZUELA     CORPORATE        TOTAL
                             -------------     ---------   -----------    -----------    ---------     -----------
     Net sales               $     960,289     $ 309,254   $   276,811    $   411,751    $       -     $ 1,958,105
                             =============     =========   ===========    ===========    =========     ===========
     Operating income
      (loss)                 $     176,893     $  10,882   $    17,502    $    28,252    $ (12,999)    $   220,530
                             =============     =========   ===========    ===========    =========     ===========
     Interest income         $       7,055     $     801   $     3,393    $       128    $   6,429     $    17,806
                             =============     =========   ===========    ===========    =========     ===========
     Interest expense        $     (14,807)    $     309   $    (9,806)   $   (15,041)   $ (45,950)    $   (85,295)
                             =============     =========   ===========    ===========    =========     ===========
     Depreciation and
      amortization           $      62,460     $  15,638   $    42,379    $    45,572    $  14,999     $   181,048
                             =============     =========   ===========    ===========    =========     ===========
     Capital
      expenditures           $      41,286     $   3,576   $     4,341    $     6,932    $      28     $    56,163
                             =============     =========   ===========    ===========    =========     ===========

                                                              SEPTEMBER 30, 2001
                             -------------------------------------------------------------------------------------
                               MEXICO AND
                                CENTRAL
                                AMERICA          BRAZIL     COLOMBIA       VENEZUELA     CORPORATE        TOTAL
                             -------------     ---------   -----------    -----------    ---------     -----------

     Long-lived assets       $     660,208     $ 167,510   $   328,642    $   348,005    $ 660,993     $ 2,165,358
                             =============     =========   ===========    ===========    =========     ===========
     Total assets            $     789,751     $ 320,549   $   384,005    $   398,446    $ 682,140     $ 2,574,891
                             =============     =========   ===========    ===========    =========     ===========


                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)


(11) SEGMENTS AND RELATED INFORMATION, CONTINUED


                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                             -------------------------------------------------------------------------------------
                               MEXICO AND
                                CENTRAL
                                AMERICA          BRAZIL     COLOMBIA       VENEZUELA     CORPORATE        TOTAL
                             -------------     ---------   -----------    -----------    ---------     -----------

     Net sales               $     891,090     $ 356,273   $   278,850    $   371,384    $   (175)     $ 1,897,422
                             =============     =========   ===========    ===========    =========     ===========
     Operating income
       (loss)                $     130,959     $   5,559   $    (2,559)   $   (27,635)   $ (32,526)    $    73,798
                             =============     =========   ===========    ===========    =========     ===========
     Interest income         $       7,445     $   1,344   $     2,855    $         1    $  12,177     $    23,822
                             =============     =========   ===========    ===========    =========     ===========
     Interest expense        $     (18,072)    $ (11,358)  $    (5,844)   $   (17,936)   $ (53,848)    $  (107,058)
                             =============     =========   ===========    ===========    =========     ===========
     Depreciation and
      amortization           $      53,655     $  22,435   $    45,114    $    56,432    $  21,844     $   199,480
                             =============     =========   ===========    ===========    =========     ===========
     Capital
      expenditures           $      61,958     $   5,141   $     6,201    $    23,197    $       -     $    96,497
                             =============     =========   ===========    ===========    =========     ===========

                                                               DECEMBER 31, 2000
                             -------------------------------------------------------------------------------------

     Long-lived assets       $     617,516     $ 246,149   $   361,364    $   385,220    $ 850,954     $ 2,461,203
                             =============     =========   ===========    ===========    =========     ===========
     Total assets            $     772,698     $ 425,134   $   457,102    $   461,486    $ 909,901     $ 3,026,321
                             =============     =========   ===========    ===========    =========     ===========


(12) COMMITMENTS AND CONTINGENCIES

     On July, 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company (and certain of its subsidiaries) as well as The Coca-Cola Company (and certain of its subsidiaries) and another Coca-Cola bottler in Colombia. In the complaint, the plaintiffs have alleged that the Company has engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500.0 million, including treble and punitive damages and the cost of the suit, including attorney fees. In October, the Company filed a motion to dismiss the complaint for lack of subject matter and personal jurisdiction. A ruling on the Company's motion to dismiss the lawsuit is expected in the first quarter of 2002. The Company believes this lawsuit is without merit and intends to vigorously defend itself against this lawsuit.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables stated in thousands of U.S. dollars)
                                   (Unaudited)

(12) COMMITMENTS AND CONTINGENCIES, CONTINUED

     During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. On September 20, 2001, the Venezuelan Supreme Court rendered its opinion confirming the incorporation of the union, but withheld granting any specific labor rights to the members of the union other than the right to be unionized. In order to obtain specific labor rights, the union (or its members) will have to request to a court of law (with jurisdiction over labor law) to determine if the members of such union can be considered workers pursuant to Venezuelan labor laws, and thereafter claim against Panamco Venezuela the payment of such benefits and rights including retroactive payments. To the Company's knowledge, neither the union nor any of its individual members have initiated any process with the objective of obtaining a court decision on whether the members of the union are subject to the rights and benefits of the Venezuelan labor laws, although certain members of the union have threatened such action. The Company intends to vigorously defend its rights should this action be filed.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY FINANCIAL INFORMATION
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


     The statements of operations data for Panamco Mexico and Central America (Costa Rica, Nicaragua and Guatemala), Panamco Brasil, Panamco Colombia, and Panamco Venezuela, are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico and Central America (Costa Rica, Nicaragua and Guatemala), Panamco Brasil, Panamco Colombia, and Panamco Venezuela, as applicable, which financial statements are not included herein. Additionally, the data presented does not include the unaudited financial data of the Holding company, the corporate offices or some minor entities; nor does it reflect the eliminating entries that are used in consolidating the unaudited financial statements of the aforementioned subsidiaries.

                       PANAMCO MEXICO AND CENTRAL AMERICA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      ----------------------- -----------------------
                                           2001        2000       2001         2000
                                       ----------  ---------   ---------   ---------
SELECTED STATEMENTS OF OPERATIONS DATA:
 Net sales                              $ 328,384  $ 311,462   $ 960,289   $ 891,090
 Cost of sales, excluding depreciation
  and amortization                        144,961    136,185     416,085     398,180
                                       ----------  ---------   ---------   ---------
   Gross profit                           183,423    175,277     544,204     492,910
 Operating expenses:
  Selling, general and administrative     103,581     99,429     304,851     288,615
  Depreciation and amortization            18,773     16,826      60,675      51,245
  Amortization of goodwill                    601        808       1,785       2,410
  Facilities reorganization charges             -          -           -      19,681
                                       ----------  ---------   ---------   ---------
                                          122,955    117,063     367,311     361,951
                                       ----------  ---------   ---------   ---------
   Operating income                        60,468     58,214     176,893     130,959
 Interest expense, net                     (2,661)    (2,717)     (7,752)    (10,627)
 Other income (expense), net                  952     (1,768)        532      (1,185)
                                       ----------  ---------   ---------   ---------
   Income before income taxes              58,759     53,729     169,673     119,147
 Provision for income taxes                18,841     17,163      53,512      37,537
                                       ----------  ---------   ---------   ---------
   Income before minority interest         39,918     36,566     116,161      81,610
 Minority interest in Panamco
  Mexico subsidiaries                       1,310      1,189       3,729       2,550
                                       ----------  ---------   ---------   ---------
   Net income attributable to Panamco
    Mexico holding company and
    Central America                        38,608     35,377     112,432      79,060
 Minority interest in Panamco Mexico
  holding company                             620        416       1,765       1,060
                                       ----------  ---------   ---------   ---------
    Net income attributable to Panamco $   37,988  $  34,961   $ 110,667   $  78,000
                                       ==========  =========   =========   =========
    Cash operating profit              $   79,842  $  75,848   $ 239,353   $ 195,621
                                       ==========  =========   =========   =========
UNIT CASE SALES DATA (IN THOUSANDS):
 Soft drinks                               89,641     89,638     261,816     266,508
 Water                                     44,103     44,476     131,447     127,318
 Other products                             1,509        859       3,559       2,390


                       PANAMCO MEXICO AND CENTRAL AMERICA
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      -----------------------  -----------------------
                                           2001        2000        2001         2000
                                       ----------  ---------    ---------   ---------
SELECTED STATEMENTS OF OPERATIONS DATA:
 Net sales:
  Mexico                               $ 270,889   $ 255,778    $786,960    $ 725,979
  Central America                         57,495      55,684     173,329      165,111

UNIT CASE SALES DATA (IN THOUSANDS):
  Mexico:
   Soft drinks                            72,277      72,458     209,919      214,705
   Water                                  43,250      43,812     128,962      125,338
   Other products                          1,030         718       2,404        1,974
  Central America:
   Soft drinks                            17,364      17,180      51,897       51,803
   Water                                     853         664       2,485        1,980
   Other products                            479         141       1,155          416


                                 PANAMCO BRASIL
                      (Stated in thousands of U.S. dollars)
                                   (Unaudited)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      ----------------------- -----------------------
                                           2001        2000       2001         2000
                                       ----------  ---------   ---------   ---------
SELECTED STATEMENTS OF OPERATIONS DATA:
 Net sales                             $   81,821  $ 111,813   $ 309,254   $ 356,273
 Cost of sales, excluding depreciation
  and amortization                         53,917     67,181     200,266     217,292
                                       ----------  ---------   ---------   ---------
   Gross profit                            27,904     44,632     108,988     138,981
                                       ----------  ---------   ---------   ---------
 Operating expenses:
  Selling, general and administrative      22,735     32,736      82,468      99,869
  Depreciation and amortization             3,860      7,144      13,933      20,874
  Amortization of goodwill                    504        541       1,705       1,561
  Facilities reorganization charges             -          -           -      11,118
                                       ----------  ---------   ---------   ---------
                                           27,099     40,421      98,106     133,422
                                       ----------  ---------   ---------   ---------
   Operating income                           805      4,211      10,882       5,559
 Interest income (expense), net             1,871     (2,794)      1,110     (10,014)
 Other expense, net                        (2,468)    (6,759)     (8,599)    (12,177)
                                       ----------  ---------   ---------   ---------
   Income (loss) before income taxes          208     (5,342)      3,393     (16,632)
 Benefit from income taxes                   (435)    (2,047)     (1,373)     (7,906)
                                       ----------  ---------   ---------   ---------
   Income (loss) before minority
    interest                                  643     (3,295)      4,766      (8,726)
 Minority interest in Panamco
   Brasil holding company                       4        (42)         35        (105)
                                       ----------  ---------   ---------   ---------

   Net income (loss) attributable
    to Panamco                         $      639  $  (3,253)  $  4,731     $ (8,621)
                                       ==========  =========   =========   =========
   Cash operating profit               $    5,169  $  11,896   $ 26,520     $ 32,024
                                       ==========  =========   =========   =========
UNIT CASE SALES DATA (IN THOUSANDS):
 Soft drinks                               50,842     53,909    175,719      169,063
 Water                                      3,832      3,081     12,370        9,921
 Beer                                      15,575     13,758     48,505       43,854
 Other products                               190          -        254            -


                               PANAMCO COLOMBIA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      ----------------------- -----------------------
                                          2001        2000       2001         2000
                                       ----------  ---------   ---------   ---------
SELECTED STATEMENTS OF OPERATIONS DATA:
 Net sales                             $   92,496  $  93,410   $ 276,811   $ 278,850
 Cost of sales, excluding depreciation
  and amortization                         43,771     40,367     129,798     118,637
                                       ----------  ---------   ---------   ---------
   Gross profit                            48,725     53,043     147,013     160,213
 Operating expenses:
  Selling, general and administrative      26,715     31,111      87,132      99,433
  Depreciation and amortization            14,291     15,079      42,171      44,907
  Amortization of goodwill                     69        207         208         207
  Facilities reorganization charges             -          -           -      18,225
                                       ----------  ---------   ---------   ---------
                                           41,075     46,397     129,511     162,772
                                       ----------  ---------   ---------   ---------
   Operating income (loss)                  7,650      6,646      17,502      (2,559)
 Interest expense, net                     (2,218)    (1,096)     (6,413)     (2,989)
 Other income (expense), net                  (94)       193         295      (5,405)
                                       ----------  ---------   ---------   ---------
   Income (loss) before income taxes        5,338      5,743      11,384     (10,953)
 Provision (benefit) for income taxes       1,729      1,555       3,514      (3,653)
                                       ----------  ---------   ---------   ---------
   Income (loss) before minority
     interest                               3,609      4,188       7,870      (7,300)
 Minority interest in Panamco Colombia
  subsidiaries holding company                 29         55          83         113
                                       ----------  ---------   ---------   ---------
   Net income (loss) attributable to
     Panamco Colombia holding
     company                                3,580      4,133       7,787      (7,413)
 Minority interest in Panamco
  Colombia                                     97        113         213        (205)
                                       ----------  ---------   ---------   ---------
   Net income (loss) attributable to
     Panamco                           $    3,483  $   4,020   $   7,574   $  (7,208)
                                       ==========  =========   =========   =========
   Cash operating profit               $   22,010  $  21,932   $  59,881   $   49,473
                                       ==========  =========   =========   ==========

UNIT CASE SALES DATA (IN THOUSANDS):
  Soft drinks                              37,993     38,169     113,398     114,071
  Water                                     7,973      8,810      27,007      25,744
  Other products                              139          -         481           -

                               PANAMCO VENEZUELA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      ----------------------- -----------------------
                                          2001        2000       2001         2000
                                       ----------  ---------   ---------   ---------
SELECTED STATEMENTS OF OPERATIONS DATA:
 Net sales                              $ 135,941  $ 131,568   $ 411,751   $ 371,384
 Cost of sales, excluding depreciation
  and amortization                         68,023     61,369     201,317     170,925
                                       ---------- ----------   ----------  ---------
   Gross profit                            67,918     70,199     210,434     200,459
 Operating expenses:
  Selling, general and administrative      44,380     51,919     136,610     140,808
  Depreciation and amortization            15,152     18,365      45,572      56,432
  Facilities reorganization charges             -          -           -      30,854
                                       ---------- ----------   ---------   ---------
                                           59,532     70,284     182,182     228,094
                                       ---------- ----------   ---------   ---------
   Operating income (loss)                  8,386        (85)     28,252     (27,635)
 Interest expense, net                     (2,409)    (6,966)    (14,913)    (17,935)
 Other income, net                          1,217      3,941       6,539       3,910
                                       ---------- ----------   ---------   ---------
   Income (loss) before income taxes        7,194     (3,110)     19,878     (42,380)
 Provision (benefit) for income taxes          35        294      (8,694)     (3,620)
                                       ---------- ----------   ---------   ---------
   Net income (loss) attributable
     to Panamco                         $   7,159  $  (3,404)  $  28,572   $ (38,760)
                                       ========== ==========   ==========  =========
   Cash operating profit                $  23,538  $  18,280   $  73,824   $  46,374
                                       ========== ==========   ==========  =========
UNIT CASE SALES DATA (IN THOUSANDS):
  Soft drinks                              38,369     39,176     114,856     112,346
  Water                                     6,169      6,046      18,599      16,313
  Beer                                      1,044        530       3,026       1,176
  Other products                            1,350      1,489       4,473       4,605

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco" or "we") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

        In 1998, we created the "Panamco Central America" group, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. Prior to the second quarter of 2001, the financial condition and results of operations of these three companies were previously reported together in the financial statements entitled Panamco Central America. In February 1999, we formed the North Latin American Division ("NOLAD"), which consists of Panamco Mexico and Panamco Central America. Since the second quarter of 2001, the results of operations of Panamco Mexico and Panamco Central America are reported together in the financial statements entitled Panamco Mexico and Central America.

        Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit means operating income plus depreciation, amortization of goodwill and noncash facilities reorganization charges.

        Forward-looking statements, contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment, including actions of competitors and changes in consumer preference, changes in governmental laws and regulations, including income taxes, market demand for new and existing products, raw material prices and devaluation of local currencies against the U.S. dollar. Accordingly, we cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved. Additional information concerning such factors is contained in our Registration Statement on Form S-8 as filed with the Securities Exchange Commission ("SEC") as well as other documents filed with the SEC, all of which are available from the SEC.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

        Net sales for the third quarter ended September 30, 2001 decreased 1.5% to $638.6 million from $648.2 million in the 2000 third quarter, mainly due to a reduction of 0.4% in consolidated unit case sales volume and a 41% currency devaluation in Brazil. Excluding Brazil, consolidated net sales increased 3.8%. Total unit case sales decreased to 298.7 million cases from
299.9 million unit cases in the 2000 period. The 0.4% total unit case sale decrease was attributable to total volume decrease of 1.9%, 0.7%, and 0.4% in Colombia, Venezuela and Brazil, respectively, offset by the NOLAD region, where total volume increased 0.2%. Consolidated soft drink and water volumes decreased 1.8% and 0.5%, respectively, whereas consolidated beer volumes increased 16.3%. During the third quarter, Panamco continued to introduce new products, successfully launching Powerade in Mexico, Nicaragua and Colombia as well as Club Kna, a proprietary flavored-water in Colombia and Quatro, a juice-based beverage in Mexico. Year-to-date, Panamco has introduced twelve new products, including three in each of Mexico, Central America and Colombia, two in Venezuela and one in Brazil.

        Cost of sales as a percentage of net sales increased to 48.5% during the third quarter of 2001 from 47.0% in the 2000 period. This increase resulted from changes in product mix as well as higher costs of raw materials and currency movements, offset by the benefits created by our cost restructuring programs. On September 3, 2001, the Mexican Government assumed the operations of 27 failing sugar mills in the country. The Government said it will establish a state company to run the mills, which make up about half of the 59 mills existing in the country. The partial nationalization of this industry is expected to have implications on the price of sugar for Panamco in Mexico and prices are expected to increase 15.1% by year-end 2001.

        Gross profit as a percentage of net sales decreased to 51.5% during the third quarter of 2001 from 53.0% in the third quarter of 2000, primarily the result of higher raw material prices and currency devaluation particularly in Brazil, where the Brazilian real devalued 41%. This devaluation of the Brazilian real is expected to continue to adversely affect the results of operations of our Brazilian subsidiary for the near term and generally until such time as local currency price increases are sufficient to cover the impact of the devaluation.

        Operating expenses as a percentage of net sales decreased to 39.6% during the third quarter of 2001 from 44.4% in the 2000 period, mainly as a result of the benefits of the reorganization program.

        Operating income increased 38.4% to $76.3 million during the third quarter of 2001 from $55.2 million in the 2000 period, primarily as a result of a $27.5 million or 12.4% reduction in selling, general and administrative expenses which were positively impacted by the benefits created by our cost restructuring programs. Cash operating profit increased 10.9% to $134.6 million in 2001 from $121.4 million in the third quarter of 2000.

        Net interest expense decreased to $20.2 million during the third quarter of 2001 from $28.1 million in the 2000 period, primarily as a result of gross debt reduction of $164.2 million during the quarter and $283.6 million from the 2000 third quarter.

        Other expense, net decreased to $3.5 million during the third quarter of 2001 from $5.7 million in the 2000 period, primarily caused by an increase in equity earnings of affiliates, the result of a change in the method of accounting for certain investments, a gain on sale of fixed assets, mainly land sale in Venezuela, and a decrease in miscellaneous costs, offset by an increase in contingency provisions.

        The consolidated effective income tax rate decreased to 39.4% during the third quarter of 2001 from 92.2% in the 2000 period. The effective income tax rate of 92.2% in the 2000 period is considered unusual and resulted from the relatively low income during this period and non-deductibility of significant expenses such as amortization of goodwill.

        As a result of the foregoing, we recorded net income of $30.1 million during the third quarter of 2001, or $0.24 per share (basic and diluted), compared to net income of $0.5 million, or $0.00 per share (basic and diluted), during the 2000 period.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

        Net sales for the nine months ended September 30, 2001 increased 3.2% to $1.96 billion from $1.90 billion during the same period in 2000, mainly due to an increase of 2.5% in consolidated unit case sales volume. Total unit case sales increased to 915.5 million cases from 893.3 million unit cases in the 2000 period. The 2.5% total unit case sale increase was attributable to total volume increase of 6.3% and 4.8% and soft drink volume increase of 3.9% and 2.2% in Brazil and Venezuela, respectively. Colombia reported total volume increase of 0.8% while soft drink volume declined 0.6%. The NOLAD region had total volume growth of 0.2% while soft drink volume declined 1.8%. Consolidated water and beer volumes grew by 5.6% and 14.4%, respectively. During the third quarter, Panamco continued to introduce new products, successfully launching Powerade in Mexico, Nicaragua and Colombia as well as Club Kna, a proprietary flavored-water in Colombia and Quatro, a juice-based beverage in Mexico. Year-to-date, Panamco has introduced twelve new products, including three in each of Mexico, Central America and Colombia, two in Venezuela and one in Brazil.

        Cost of sales as a percentage of net sales increased to 48.2% during nine months ended September 30, 2001 from 47.6% in the 2000 period. This increase resulted from changes in product mix as well as higher costs of raw materials and currency movements, offset by the benefits created by our cost restructuring programs. On September 3, 2001, the Mexican Government assumed the operations of 27 failing sugar mills in the country. The Government said it will establish a state company to run the mills, which make up about half of the 59 mills existing in the country. The partial nationalization of this industry is expected to have implications on the price of sugar for Panamco in Mexico and prices are expected to increase 15.1% by year-end 2001.

        Gross profit as a percentage of net sales decreased to 51.8% during the nine months ended September 30, 2001 from 52.4% in the 2000 period, primarily the result of higher raw material prices and currency devaluation in Brazil. This devaluation of the Brazilian real is expected to continue to adversely affect the results of operations of our Brazilian subsidiary for the near term and generally until such time as local currency price increases are sufficient to cover the impact of the devaluation.

        The following discussion of the consolidated results of operations excludes the recording of facilities reorganization charges, asset write-offs, and nonoperating charges totalling $60.3 million, net of the related tax benefit of $24.6 million, during the nine months ended September 30, 2000.

        Operating expenses as a percentage of net sales decreased to 40.5% during the nine months ended September 30, 2001 from 44.3% in the 2000 period, mainly the result of the benefits obtained from our cost restructuring programs.

        Operating income increased 43.5% to $220.5 million during the nine months ended September 30, 2001 from $153.7 million in the 2000 period, primarily the result of increased sales and volume as well as the benefits of the reorganization program. Cash operating profit increased 13.7% to $401.6 million in 2001 from $353.2 million in the 2000 period.

        Net interest expense decreased to $67.5 million during the nine months ended September 30, 2001 from $83.2 million in the 2000 period, primarily the result of gross debt reduction of $264.1 million during the nine months of 2001 and $283.6 million from the 2000 period.

        Other expense, net decreased to $7.5 million during the nine months ended September 30, 2001 from $13.1 million in the 2000 period, primarily caused by an increase in equity earnings of affiliates, the result of a change in the method of accounting for certain investments, a gain on sale of fixed assets, mainly land sale in Venezuela, and a decrease in contingency provisions, offset by an increase in foreign exchange losses mainly in Brazil.

        The consolidated effective income tax rate decreased to 33.8% during the nine months ended September 30, 2001 from 93.8% in the 2000 period. The effective income tax rate of 93.8% in the 2000 period is considered unusual and resulted from the relatively low operating income during this period and non-deductibility of significant expenses such as amortization of goodwill.

        As a result of the foregoing, we recorded net income of $91.7 million during the nine months ended September 30, 2001, or $0.72 per share (basic and diluted), compared to net income of $0.7 million, or $0.01 per share (basic and diluted), during the 2000 period.


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

        During the year ended December 31, 2000, we recorded charges of $540.7 million, which was comprised of $503.6 million of facilities reorganization charges, $31.1 million of asset write-downs presented as part of depreciation and amortization expenses, and $6.0 million of charges related to the disposal of nonoperating assets presented in other income (expense). The following is a detail of the aforementioned items:


I.      Facilities reorganization charges of $503.6 million consist of:

        (1) Restructuring charges totalling $111.5 million consist of:

         o Cash restructuring charges totalling approximately $86.7 million, which include $77.3 million related to job terminations and $9.4 million related to the restructuring of our distribution system in Brazil and Venezuela; and

         o Noncash restructuring charges totalling approximately $24.8 million, which result from plant closings and the related disposal of property, plant and equipment.

        (2) Asset write-offs totalling $383.5 million consist of:

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

        (3) Nonrecurring charges totalling $8.6 million related to legal contingencies mostly pertaining to tax matters.

II. Asset write-downs totalling $31.1 million presented as part of depreciation and amortization expenses consist of:

         o $11.0 million from an increase in provision related to changing the useful lives of coolers; and

         o $20.1 million resulting from the write-down of bottles and cases due to loss in market value.

III. Nonoperating asset charges totalling $6.0 million related to the disposal of nonoperating assets, including the sale of affiliated companies and land in some of the operating units.


        As a result of the above, our income for the year 2000 was impacted by facilities reorganization charges, asset write-downs and nonoperating charges totalling $494.2 million, net of the related tax benefit of approximately $46.5 million.

        The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:

                                              YEAR ENDED DECEMBER 31, 2000
                                         --------------------------------------
(STATED IN THOUSANDS OF U.S. DOLLARS)                    FOURTH        FIRST
                                            TOTAL        QUARTER      QUARTER
                                         --------------------------------------
Depreciation and amortization,
    excluding goodwill:
    Asset write-downs                    $   31,079    $   31,079   $        -
                                         ----------    -----------  ----------
    Facilities reorganization charges:
    Cash                                     88,572        48,226       40,346
    Noncash                                 415,087       375,555       39,532
                                         ----------    -----------  ----------
                                            503,659       423,781       79,878
    Other income (expense), net:
    Nonoperating charges                      5,976           590        5,386
                                         ----------    -----------  ----------
    Gross charges                           540,714       455,450       85,264
    Tax benefit                             (46,516)      (23,111)     (23,405)
                                         ----------    -----------  ----------
    Net charges                          $  494,198    $  432,339   $   61,859
                                         ==========    ===========  ==========



        As of September 30, 2001, we had completed approximately 76% of the total planned workforce reduction. There has been no material change to the expected effects on future earnings and cash flows resulting from the facilities reorganization program, which were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2001 and 2000, consolidated cash flow provided by operations was $240.9 million and $207.9 million, respectively. Cash generated from operations was primarily used to pay down $145.0 million of our syndicated loan, to prepay $100.0 million of the remaining outstanding debt with The Coca-Cola Company, to pay down nearly $30.0 million of debt in our Venezuelan operations, and to repurchase $109.3 million of our shares. Cash provided by investing activities included the release of investments in bank deposits for $125.0 million, which guaranteed bank loans obtained by subsidiaries and were therefore previously classified as noncurrent investments, as well as $25.7 million gains on sale of property, plant and equipment. At September 30, 2001, we had consolidated cash and cash equivalents of $104.5 million, a decrease of 45.5% compared to $191.8 million as of December 31, 2000. At September 30, 2001, we had negative working capital of $94.3 million, a 45.3% improvement compared to a negative working capital of $172.3 million as of December 31, 2000. A working capital deficit is not unusual for us and does not indicate a lack of liquidity. We continue to maintain adequate current assets to satisfy current liabilities when they are due and have sufficient liquidity and financial resources to manage our day-to-day cash needs.

        Total consolidated indebtedness was $989.7 million as of September 30, 2001, consisting of $590.0 million at the holding company level and $399.7 million of subsidiary indebtedness. As of September 30, 2001, 79.3% of the total debt is dollar denominated and 89.6% is long-term. The $164.2 million reduction in gross debt from $1.15 billion at the end of the second quarter to $989.7 million at the end of the third quarter is mainly the result of a combination of a $145.0 million pay down of our syndicated loan, as well as nearly a $30.0 million reduction in the debt held by our Venezuelan subsidiary. Approximately $100.0 million of debt in our Mexican operations carry a Standard & Poor's rating of MX-AA and approximately $62.0 million of debt in our Colombian operations carry a Duff & Phelps rating of AAA.

        On December 31, 2000, we had a loan with The Coca-Cola Financial Corporation (U.S.), amounting to $100.0 million with an average annual interest rate of three-month LIBOR plus 3.25%. On February 28, 2001, we prepaid the remaining outstanding debt with The Coca-Cola Financial Corporation (U.S.) in the amount of $100.0 million. There was no prepayment penalty.

        On December 9, 1999, the Board of Directors authorized a $100.0 million share repurchase program of the Company's Class A Common Stock (the "Share Repurchase Program") in accordance with the anti-market-manipulation safe harbor of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Share Repurchase Program was supplemented with $25.0 million increases on each of July 20, 2001 and September 6, 2001. In addition to this $150.0 million authority, the Share Repurchase Program also provides for repurchases of shares from independent brokers by Panamco (currently totalling $4.8 million) made in connection with employees' stock option exercises. Panamco shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. We have repurchased 5,795,800 shares amounting to $109.6 (including brokerage commissions) million at an average price per share of $18.91 during the nine months ended September 30, 2001. From the Share Repurchase Program's inception on December 9, 1999 to September 30, 2001, we have repurchased 6,949,800 shares for a total amount of $130.8 million (including brokerage commissions) at an average price per share of $18.83.

        Total capital expenditures for the nine months ended September 30, 2001 were $56.2 million, showing a spending reduction of 41.8%, compared to $96.5 million for the nine months ended September 30, 2000. For the year 2001, we expect our capital expenditures to be approximately $86.0 million.

        On February 21, 2001, Panamco Colombia issued unsecured, publicly traded bonds valued at Col$35,000,000,000 Colombian pesos (approximately $15.5 million in U.S. dollars) with a coupon rate of DTF (the Colombian borrowing rate) plus 2.75% (15.5% at February 21, 2000) and a maturity date of August 9, 2005. The proceeds from the debt issue were used to pay U.S. dollar denominated debt.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no significant change in our exposure to market risk during the nine months ended September 30, 2001. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2000.



                           PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

        In July 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against us (and certain of our subsidiaries) as well as The Coca-Cola Company (and certain of its subsidiaries) and another Coca-Cola bottler in Colombia. In the complaint, the plaintiffs have alleged that we have engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500 million, including treble and punitive damages and the cost of the suit, including attorney fees. In October, we filed a motion to dismiss the complaint for lack of subject matter and personal jurisdiction. A ruling on our motion to dismiss the lawsuit is expected in the first quarter of 2002. We believe this lawsuit is without merit and intend to vigorously defend ourselves in this matter.

        During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. On September 20, 2001, the Venezuelan Supreme Court rendered its opinion confirming the incorporation of the union, but withheld granting any specific labor rights to the members of the union other than the right to be unionized. In order to obtain specific labor rights, the union (or its members) will have to request to a court of law (with jurisdiction over labor law) to determine if the members of such union can be considered workers pursuant to Venezuelan labor laws, and thereafter claim against Panamco Venezuela the payment of such benefits and rights including retroactive payments. To our knowledge, neither the union nor any of its individual members have initiated any process with the objective of obtaining a court decision on whether the members of the union are subject to the rights and benefits of the Venezuelan labor laws, although certain members of the union have threatened such action. We intend to vigorously defend our rights should this action be filed.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5.   OTHER INFORMATION

        None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of Exhibits:
        ----------------

        10.1 - First Amendment to the Term Credit Agreement dated as of September 4, 2001, by and among Panamco de Venezuela, S.A., as borrower, Comerica Bank, as lender, and the Company, as guarantor.

        10.2 - Financial Lease Agreement dated as of September 5, 2001, by and among Panamco de Venezuela, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor.

        10.3 - Promissory Note dated as of September 14, 2001, by and among Panamco de Nicaragua, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor.

        10.4 - Credit Agreement dated as of September 24, 2001, between the Company, as borrower, and The Chase Manhattan Bank, as lender.

(b) Reports on Forms 8-K - We did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2001                    PANAMERICAN BEVERAGES, INC.
                                     (REGISTRANT)

                                     By: /s/ Paulo J. Sacchi
                                         --------------------------
                                         Paulo J. Sacchi
                                         Senior Vice President
                                         Chief Financial Officer and Treasurer
                                         (On behalf of the Registrant and as
                                         Chief Accounting Officer)