Form 10-K
period 2001-12-31
PANAMERICAN BEVERAGES INC
filed 2002-04-01
CIK 911360

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE TRANSITION PERIOD FROM             TO
                                     -----------    -----------

                        COMMISSION FILE NUMBER 1-12290

                          PANAMERICAN BEVERAGES, INC.
            (Exact name of registrant as specified in its charter)

  REPUBLIC OF PANAMA                              NOT APPLICABLE
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

                 C/O PANAMCO, L.L.C.
             701 WATERFORD WAY, SUITE 800
                  MIAMI, FLORIDA                        33126
       (Address of principal executive offices)       (Zip code)

                                (305) 929-0800
             (Registrant's Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS:                        ON WHICH REGISTERED:
          -------------------                        ---------------------
Class A Common Stock, $0.01 par value per share     New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting and non-voting stock common stock held by non-affiliates of the registrant was $991,889,340 (computed by reference to the closing price as of March 15, 2002).

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of March 15, 2002 were:

     Class A Common Stock:                  112,901,012
     Class B Common Stock:                    8,672,863
     Class C Preferred Stock:                         2

                               TABLE OF CONTENTS





                                    PART I

Item 1.   Business
                  Overview..................................................  1
                  Corporate Structure.......................................  1
                  Our Franchise Territories.................................  3
                  Beverages and Packaging...................................  4
                  Sales, Distribution and Marketing.........................  6
                  Raw Materials and Supplies................................  7
                  Production................................................  8
                  Competition...............................................  9
                  Employees................................................. 10
                  Franchise Arrangements.................................... 10
                  Government Regulation..................................... 10
                  Political, Economic and Social Conditions
                   in Latin America......................................... 11
                  Currency Devaluations and Fluctuations.................... 13
Item 2.   Properties........................................................ 13
Item 3.   Legal Proceedings................................................. 14
Item 4.   Submission of Matters to a Vote of Security Holders............... 15

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................... 16
Item 6.   Selected Financial Data........................................... 21
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........ 37
Item 8.   Financial Statements and Supplementary Data....................... 39
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................ 39

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant................ 39
Item 11.  Executive Compensation............................................ 43
Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 48
Item 13.  Certain Relationships and Related Transactions.................... 50

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 52

          SIGNATURES........................................................ 56

PART I

ITEM 1.       BUSINESS

OVERVIEW

     Panamerican Beverages, Inc. ("Panamco" or the "Company") is the largest soft drink bottler in Latin America and the third largest bottler of the soft drink products of The Coca-Cola Company ("The Coca-Cola Company" or "Coca-Cola"). In 2001, our sales accounted for approximately 5% of the worldwide unit case volume reported by Coca-Cola, or the equivalent of one bottle in every case. Our 2001 sales represented approximately 21% of the Latin American unit case volume reported by Coca-Cola. Sales of products of Coca-Cola accounted for approximately 87% of our net sales in 2001.

     We have a 60-year bottling relationship with Coca-Cola. In 1995, Coca-Cola designated Panamco an "anchor bottler", making us one of their strategic partners in Coca-Cola's worldwide bottling system. Coca-Cola has been a stockholder of our Company since 1993 and today beneficially owns approximately 25% of our common stock. Coca-Cola has two representatives on our Board of Directors.

     We operate in diverse markets in Latin America. We operate in Mexico (a substantial part of central Mexico, excluding Mexico City), Brazil (greater Sao Paulo, Campinas, Santos and part of Mato Grosso do Sul in Brazil), Colombia (most of the country), Venezuela (all of the country), Costa Rica (all of the country), Nicaragua (all of the country), and Guatemala (Guatemala City and surrounding areas).

     The territories in which the Company operates have an aggregate population of approximately 124 million people, or about 24% of the total population of Latin America. Within these territories, we have the exclusive right to produce and distribute substantially all of Coca-Cola's soft drink products. We also produce and distribute a variety of flavored soft drinks and bottled water products under licensed and proprietary trademarks in certain of our territories. We distribute Kaiser and Heineken beers in our franchise territories in Brazil. We also distribute Regional beer in the northeast of Venezuela.

     Our business began in 1941, when Albert H. Staton, Sr. and a group of investors acquired a core of the franchised bottling operations of Coca-Cola in Mexico. We were incorporated in Panama in 1945 as successor to a Mexican company through which the business was initially conducted. By expanding into other Latin American markets, we have been able to diversify, in part, our business risk. In 1944 and 1945, we expanded our operations to Colombia and Brazil, respectively. In 1950, we acquired Coca-Cola's bottling franchise for the Sao Paulo territory. Since then, our operating units have acquired additional bottling franchises within their respective countries. We entered the Costa Rican market in 1995, both the Venezuelan market and the Nicaraguan market in 1997 and the Guatemalan market in 1998.


CORPORATE STRUCTURE

HOLDING COMPANY STRUCTURE

     We are a holding company and conduct our operations through tiers of subsidiaries. The following chart summarizes our corporate structure and ownership interest in our country level holding companies and describes their interests in their bottling subsidiaries as of December 31, 2001:




                                                             PANAMCO
                                                                |
         -------------------------------------------------------|-------------------------------------------------------
         |                  |                 |                 |                  |                 |                 |
         |                  |                 |                 |                  |                 |                 |
        98%               50.1%*           72.6%**             100%               98%               97%              100%
      Panamco            Panamco           Panamco           Panamco            Panamco           Panamco           Panamco
      Mexico            Costa Rica        Nicaragua         Guatemala           Brazil           Colombia          Venezuela
         |                  |                 |                 |                  |                 |                 |
         |                  |                 |                 |                  |                 |                 |
         |                  |                 |                 |                  |              Panamco              |
  Panamco Mexico      Panamco Costa        Panamco           Panamco            Panamco        Colombia owns        Panamco
   owns between         Rica owns         Nicaragua         Guatemala         Brazil owns     65% of one and       Venezuela
 85% and 99% of        100% of its      owns 100% of      owns 100% of        100% of its       100% of four      owns 100% of
   its bottling          bottling       its bottling      its bottling          bottling      of its bottling     its bottling
   subsidiaries.        subsidiary       subsidiary.       subsidiary.        subsidiary.       subsidiaries       subsidiary.

-------------------
 *  Panamco Mexico owns 49.9% of Panamco Costa Rica.
**  Panamco Costa Rica owns 27.4% of Panamco Nicaragua.



     As a holding company, our ability to pay operating expenses, any debt service obligations and dividends primarily depends upon receipt of sufficient funds from our majority-owned subsidiaries, which are in turn dependent upon receipt of funds from their majority-owned subsidiaries. See "Item 5. -- Market for Registrant's Common Equity and Related Stockholder Matters -- Exchange Controls and Other Limitations Affecting Security Holders" for a discussion of limitations imposed by exchange control laws on the payment of dividends. Dividends paid to us and other foreign shareholders by the subsidiaries are subject to investment registration requirements and withholding taxes. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The payment of dividends by our subsidiaries is also subject, in certain instances, to statutory restrictions or restrictive covenants in debt instruments and is contingent upon the earnings and cash flow of, and permitted borrowings by, such subsidiaries. These minority shareholders in less than wholly owned subsidiaries receive a pro-rata portion of all dividends paid by those subsidiaries.


SUBSIDIARY OPERATIONS

     NORTH LATIN AMERICAN DIVISION

     Our North Latin American Division ("NOLAD") is comprised of our operations in Mexico, Costa Rica, Nicaragua and Guatemala.

     Mexico. We own approximately 98% of the capital stock of Panamco Mexico, S.A. de C.V. ("Panamco Mexico"), a Mexican corporation that in turn owns interests ranging from 86% to 99% in five bottling subsidiaries that own and operate nine bottling plants (including three water bottling plants) in Mexico. Panamco Mexico also owns majority and minority interests in companies that produce materials and equipment used in the production and distribution of soft drinks. Panamco Mexico and its consolidated subsidiaries are collectively referred to herein as "Panamco Mexico."

     Costa Rica. We own all the capital stock (50.1% directly and 49.9% indirectly through Panamco Mexico) of Panamco Costa Rica. Panamco Costa Rica produces, distributes and sells Coca-Cola's products and other soft drink products throughout Costa Rica. Panamco Costa Rica owns and operates one bottling plant. Panamco Costa Rica also owns a plastics business. We acquired these operations in 1995 and 1996.

     Nicaragua. We own all the capital stock (72.6% directly and 27.4% indirectly through Panamco Costa Rica) of Panamco de Nicaragua, S.A. ("Panamco Nicaragua"). Panamco Nicaragua produces, distributes and sells Coca-Cola's products, and other soft drink products, throughout Nicaragua. We acquired Panamco Nicaragua in 1997.

     Guatemala. In March 1998, we acquired all the capital of Embotelladora Central, S.A. ("Panamco Guatemala"). Panamco Guatemala produces, distributes and sells Coca-Cola's products, and other soft drink products in Guatemala City and surrounding areas.

     Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala are collectively referred to as "Panamco Central America."

     BRAZIL

     We indirectly own approximately 98% of the capital stock of Refrescos do Brazil S.A. ("Panamco Brazil"), a Brazilian holding company that through subsidiaries owns a bottling subsidiary that, in turn, owns and operates four bottling plants (including one water bottling plant) in Brazil, including our state-of-the-art facility in Jundiai. Prior to March 2002, Panamco Brazil held a 12.1% interest in Cervejarias Kaiser S.A. In March 2002, this interest was acquired by Molson, Inc. as part of its acquisition of Kaiser. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Panamco Brazil also owns facilities that produce equipment used in the distribution of soft drinks. In September 1998, we acquired all the capital stock of the Brazilian bottler, Refrigerantes do Oeste S.A. ("R.O.S.A."). R.O.S.A. produces, distributes and sells Coca-Cola's products in the western central part of Brazil in the state of Matto Grosso do Sul. Panamco Brazil and its consolidated subsidiaries are collectively referred to herein as "Panamco Brazil."

     COLOMBIA

     We own approximately 97% of the capital stock of Panamco Colombia, S.A. ("Panamco Colombia"), a Colombian corporation that owns interests ranging from 65% to 100% in subsidiaries that own and operate 18 bottling plants (including one water bottling plant) and own majority and minority interests in corporations that produce materials and equipment used in the production and distribution of soft drinks such as Friomix del Cauca, a cold drink equipment manufacturing company. Panamco Colombia and its consolidated subsidiaries are collectively referred to herein as "Panamco Colombia."

     VENEZUELA

     In May 1997, we acquired all the capital stock of Embotelladora Coca-Cola y Hit de Venezuela S.A. ("Panamco Venezuela") (the "Venezuela Acquisition"). Panamco Venezuela, through its subsidiaries, produces, distributes and sells products of Coca-Cola and other soft drink products throughout Venezuela. Panamco Venezuela owns and operates 13 bottling plants (including two water bottling plants). We also acquired the licensing right to distribute Regional beer throughout Venezuela, which we began distributing in the northeast of Venezuela in 1999. Panamco Venezuela and its consolidated subsidiaries are collectively referred to herein as "Panamco Venezuela."


OUR FRANCHISE TERRITORIES

     We have exclusive rights under our bottling agreements with Coca-Cola to bottle and distribute soft drinks and water in all of the territories in which we operate. We market all our other soft drink, bottled water, beer products and other beverages only within our franchise territories. The countries where we operate and our franchise territories are shown below:

[MAP INDICATING FRANCHISE TERRITORIES:

                                      VENEZUELA

                         -- Country Population: 24.2 million
                         -- Franchise Area Population: 24.2 million
MEXICO

-- Country Population: 99.1 million                    BRAZIL
-- Franchise Area Population: 19.0 million

                                      -- Country Population: 169.8 million
            GUATEMALA                 -- Franchise Area Population: 25.0 million

-- Country Population: 12.4 million
-- Franchise Area Population: 4.7 million

              NICARAGUA

-- Country Population: 5.2 million
-- Franchise Area Population: 5.2 million

                              COSTA RICA

                -- Country Population: 4.0 million
                -- Franchise Area Population: 3.9 million

                                                       COLUMBIA

                                    -- Country Population: 43.2 million
                                    -- Franchise Area Population: 41.9 million]


BEVERAGES AND PACKAGING

OUR PRODUCTS

     We produce or distribute colas, flavored soft drinks, non-carbonated drinks, bottled drinking water and beer. We produce and distribute Coca-Cola products and our own proprietary brands. In 2001, 74% of our unit case volume were products we sold of Coca-Cola and 26% of our unit case volume were products of Panamco or other companies. In terms of net sales, Coca-Cola products accounted for approximately 87% of our 2001 net sales (62% black colas and 25% other Coca-Cola products), with the remainder of net sales accounted for by water (7%), beer (3%), other products (2%) and other soft drinks (1%).

     During the year 2001, Panamco accelerated its efforts in the introduction of new products, furthering its objective of becoming a total beverage company. Our focus on new products has had the effect of broadening the product portfolio to better meet the needs of more sophisticated consumers with an increasing variety of tastes. Specifically, we launched twelve new products during 2001, primarily in the non-carbonated drink segment. Most of the products introduced are products of Coca-Cola although some are proprietary Panamco products.

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

     In Brazil, we distribute both Kaiser and Heineken beers and in Venezuela we distribute Regional beer.

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

     The beverage products we produce or distribute and that accounted for nearly all of our sales in the period ending December 31, 2001 are listed below:




 ----------------------------------------------------------------------------------------------------------------------------------
      PANAMCO            PANAMCO            PANAMCO           PANAMCO           PANAMCO            PANAMCO           PANAMCO
       MEXICO             BRAZIL           COLOMBIA          VENEZUELA         COSTA RICA         NICARAGUA         GUATEMALA
 ----------------------------------------------------------------------------------------------------------------------------------
 COCA-COLA SOFT     COCA-COLA SOFT     COCA-COLA SOFT    COCA-COLA SOFT    COCA-COLA SOFT     COCA-COLA SOFT    COCA-COLA SOFT
 DRINK PRODUCTS:    DRINK PRODUCTS:    DRINK PRODUCTS:   DRINK PRODUCTS:   DRINK PRODUCTS:    DRINK PRODUCTS:   DRINK PRODUCTS:
 Coca-Cola          Coca-Cola          Coca-Cola         Coca-Cola         Coca-Cola          Coca-Cola         Coca-Cola
 Coca-Cola Light    Coca-Cola Light    Coca-Cola Light   Coca-Cola Light   Coca-Cola Light    Coca-Cola Light   Coca-Cola Light
 Sprite             Sprite             Sprite            Hit Naranja       Sprite             Sprite            Fanta
 Sprite Light       Diet Sprite        Fanta             Hit Pina          Fanta              Fanta             Sprite
 Fanta Orange       Fanta              Quatro            Hit Uva           Fresca             Fresca            Lift
 Fanta Strawberry   Diet Fanta         Lift              Hit Manzana       Lift
 Fresca             Simba                                Hit Kola          Canada Dry         BOTTLED WATER:    BOTTLED WATER:
 Lift               Tai                OTHER SOFT        Hit Parchita        Ginger Ale       Kinley Soda       Shangri-la*
 Delaware Punch     Diet Tai           DRINKS:           Grapette Uva                         Canada Dry
 Senzao             Kuat               Roman**           Grapette Kola     OTHER SOFT DRINKS:   Club Soda       OTHER PRODUCTS:
                    Schweppes          Premio*           Grapette Naranja  Super 12*          Alpina*           Hi-C
 BOTTLED WATER:       Tonic Water      Club Soda*        Grapette Pina                        Milca Soda**      Powerade
 Risco*             Kinley Club                          Quatro            BOTTLED WATER:     OTHER PRODUCTS:
                      Soda             BOTTLED WATER:    Frescolita        Canada Dry         Hi-C
 OTHER PRODUCTS:    Fanta Uva          Manantial*        Chinotto            Club Soda        Kapo
 Keloco*                               Club K*           Chinotto Light    Canada Dry         Powerade
 Beat               BOTTLED WATER:     Soda Clausen*     Soda                Quinada
 Quatro             Crystal*           Santa Clara*       Schweppes        Alpina*
 Powerade                                                Aguakina
                    BEER:              OTHER PRODUCTS:    Schweppes
                    Kaiser**           Powerade                            OTHER PRODUCTS:
                    Kaiser Light**     Sonfil            BOTTLED WATER:    Powerade
                    Kaiser Bock**                        Nevada            Sonfil
                    Kaiser Gold**                                          Nestea**
                    Kaiser Summer                        OTHER PRODUCTS:
                     Draft**                             Malta
                    Heineken**                            Regional**
                                                         Nestea**
                    OTHER PRODUCTS:                      Sonfil
                    Kapo
                                                         BEER:
                                                         Regional**




___________________
Unless otherwise indicated, products are proprietary to Coca-Cola.
 * Proprietary to Panamco
** Products licensed from third parties


PACKAGING AND PRESENTATIONS

     A majority of our sales are made in glass or plastic bottles. Our beverages are available in returnable presentations in different package types including returnable PET bottles and glass bottles. Our nonreturnable presentations include cans, nonreturnable glass, plastic bottles and plastic bags.


SALES, DISTRIBUTION AND MARKETING

SALES

     By selling our beverage products directly to over one million points of sale, we believe we have one of the largest operations for the distribution of consumer goods in Latin America. By country, our points of sales are located 20% in Mexico, 11% in Brazil, 36% in Colombia, 21% in Venezuela, 3% in Costa Rica, 4% in Nicaragua and 5% in Guatemala. This network serves traditional small stores (including small grocery stores, "Mom and Pop" stores, kiosks and roadside stands), supermarkets, restaurants, bars, schools, offices, businesses and distributors. The mix of sales to these particular types of outlets varies by country and is a function of the economics, demographics and other characteristics of each franchise area.

     Most of our sales are made to four types of outlets: (i) traditional small stores, (ii) supermarkets, (iii) restaurants and bars, and (iv) schools, offices, businesses and distributors. At such outlets, we generally sell our beverage products for either on-premise or off-premise consumption. A majority of the products we sell are sold for off-premise consumption. Products we sell for on-premise consumption at traditional small stores, restaurants, bars, fast food outlets and similar locations represent the balance of our sales volume.

     While consumers typically prefer soft drinks served cold for on-premise consumption, in certain cases, particularly in Mexico, consumers also prefer to purchase cold soft drinks for off-premise consumption. As described below, in each of our franchise territories we have programs to place our beverage coolers, post-mix dispensers and vending machines at points of sale for our products to make chilled products available to the consumer. We loan or sell and provide financing for such merchandising equipment. Loaned equipment is intended to be used exclusively for Panamco products.

     In addition to bottled presentations, we sell soft drinks in post-mix form. Soft drinks sold in post-mix form consist of the final carbonated product in stainless steel and other pressurized canisters for use in dispensers at retail outlets.

DISTRIBUTION

     We have developed extensive product delivery and container retrieval systems to maintain sales levels at each of our points of sale. By actively managing our distribution routes, we seek to ensure that deliveries are made when our clients (retailers) have the space and funds available to purchase our beverage products. Distribution is also critical in Latin America, because a significant portion of soft drink products are sold in returnable bottles. We must regularly collect empty bottles from retailers and return them to our bottling plants. Distribution is primarily carried out by our employees and is supplemented by a network of independent distributors.

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

     In order to more effectively respond to the needs of our clients and to help us better manage our inventories we have computer systems in place in each of our franchise territories. We have also equipped most of our sales force with handheld computers to provide us with real time information about the product and presentation needs of our clients.

MARKETING

     Market segmentation has given rise to preferences on the part of consumers for a variety of presentations. Income level, substitutes, pricing and other factors affect consumer preferences. During 2001, we introduced new presentations at both ends of the size spectrum - 250 ml/8oz and 2.5L - to better meet these consumer preferences. The smaller presentations have the objective of capturing consumers for whom the product would otherwise not be affordable while the larger presentations provide a more cost-effective alternative for in-home consumption.

     In all of our territories, we attempt to adapt our product presentations and distribution to each market and to the individual clients and consumers within our territories in terms of the space available for product display, point-of-sale material, advertising and delivery methods. In order to maximize sales and per capita consumption of our products, we continually examine sales data in an effort to develop a mix of product presentations that will best satisfy consumers and provide our clients with the most effective product mix. To this effect, we have invested in a sophisticated information system that allows us to collect detailed, daily data on approximately 70% of our points of sale. While the investment was made prior to 2001, utilization of this information system significantly improved throughout last year. We also employ a variety of marketing techniques in each of our franchise territories to increase our share of sales, penetration and per capita consumption.


RAW MATERIALS AND SUPPLIES

     Soft drinks are produced by mixing water, concentrate and sweetener. We process the water we use in our soft drinks to eliminate mineral salts and disinfect it with chlorine. We then filter it to eliminate impurities, chlorine taste, trace metals and odors. We combine the purified water with processed sugar or high fructose (or artificial sweeteners in the case of diet soft drinks) and concentrate. To produce carbonation, we inject carbon dioxide gas into the mixture. Immediately following carbonation, we bottle the mixture in pre-washed labeled bottles. We maintain a quality control laboratory at each production facility where we test raw materials and analyze samples of soft drink products. All of our sources of supply for raw materials are subject to the approval of Coca-Cola.

     None of the raw materials or supplies for our products are currently in short supply, although the supply of specific raw materials or supplies could be adversely affected by government controls, strikes, adverse weather conditions or other factors beyond our control. Any increase in the price of our raw materials or supplies will increase our cost of sales and adversely affect our net earnings to the extent we are unable to pass along the full amount of such increases to the consumer.

     Concentrates. We purchase concentrates from Coca-Cola for all Coca-Cola products, as well as from other sources for our other products.

     Water and sugar. We obtain water from various sources, including springs, wells, rivers and municipal water systems. Sugar is readily available in all of our territories as each of Mexico, Brazil, Colombia, Costa Rica, Venezuela, Nicaragua and Guatemala is a producer of sugar. In addition, we are able to use high fructose sweetener as a sugar substitute for certain of our products. In 2001, high fructose accounted for approximately 38% of our sweetener use in Mexico. We purchase our requirements from multiple suppliers in each country.

     Carbon dioxide. We purchase all of our supply of carbon dioxide in Colombia, Costa Rica and Venezuela from Praxair. All of our supply for Brazil is being produced at one of our bottling plants in Brazil. Panamco Mexico purchases its supply of carbon dioxide gas from Cryoinfra. Panamco Nicaragua and Panamco Guatemala purchase their supply of carbon dioxide from Carbox, a supplier located in Guatemala. Alternate suppliers are available in all the countries where we operate.

     Bottles, caps and other packaging materials. We usually purchase glass bottles, plastic soft drink containers, plastic bottle caps, cans and general packaging materials locally in each country from multiple suppliers. Our supplies of plastic bottles in all of our territories are generally sourced from single suppliers of such bottles in each country, and there are alternative suppliers. Panamco Colombia has facilities to produce a small portion of its own disposable plastic bottles and owns 20% of Comptec, S.A., a joint venture with a subsidiary of Coca-Cola and other Andean bottlers formed to produce returnable and disposable plastic bottles. Panamco Costa Rica owns a plastics business, which supplies plastic bottles for all of Panamco Costa Rica's requirements and to other customers in Central America, including Panamco Nicaragua and Panamco Guatemala.

     We purchase metal bottle caps primarily from the Zapata group of companies, which have manufacturing facilities in Mexico and Brazil. In Colombia, one of the companies in the Zapata group owns 60%, and Panamco Colombia owns 40%, of Tapon Corona, S.A., a Colombian company that manufactures bottle caps for Panamco Colombia, Panamco Venezuela and other customers. Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala currently purchase their bottle caps from Alcoa CSI, a third-party supplier.

     We have facilities in Mexico, Brazil, Colombia and Costa Rica, which produce plastic cases for carrying bottles. The Costa Rican facility supplies Panamco Nicaragua and Panamco Guatemala. Plastic is purchased locally or imported when necessary. Plastic cases in Venezuela are purchased mainly from Gaveras Plasticas Venezolanas, C.A., which are produced from 100% recycled materials. Other local suppliers are also available.

     In addition to its bottling operations, Panamco Brazil also has the capacity to produce cans for canned soft drinks at its Jundiai plant and to produce plastic bottles at its bottling facility in Matto Grosso do Sul. Panamco Mexico owns approximately 14.9% of Industria Envasadora de Queretaro, S.A. de C.V., a canning cooperative for products of Coca-Cola in Mexico. Panamco Colombia has the capacity to produce cans for canned soft drinks at one of its Bogota plants. Panamco Venezuela has the capacity to produce cans for canned soft drinks at three of its plants. Panamco Central America imports cans from a Coca-Cola bottler in El Salvador, EMBOSALVA S.A.

     Panamco Colombia has its own facilities to manufacture post-mix and pre-mix dispensers (for on-premises preparation of soft drinks). This operation has expanded to manufacture its own beverage coolers, which it also sells to our other operating Panamco subsidiaries. In 1999, Panamco Colombia acquired a minority interest in Ingenio San Carlos, a Colombian sugar producer. In connection with this acquisition, Panamco Colombia has entered into a long-term supply agreement with Ingenio San Carlos for sugar.

     Panamco Mexico and Panamco Costa Rica manufacture their own racking systems for their route trucks and freight vehicles.


PRODUCTION

     Our subsidiaries own and operate a total of 47 bottling plants, with 9 in Mexico, 4 in Brazil, 18 in Colombia, 13 in Venezuela, 1 in Costa Rica, 1 in Nicaragua and 1 in Guatemala. The totals include 3 plants in Mexico, 1 plant in Brazil, 1 in Colombia and 2 in Venezuela, which we use exclusively to bottle mineral water at the source. Our plants have over 190 bottling lines with an installed capacity of over 2 billion unit cases a year (assuming 500 production hours per month for 12 months per year). In order to increase production efficiency and reduce costs we have implemented cost reduction plans at all of our subsidiaries. We continue to evaluate and monitor the efficiency of our operations.

     Panamco Brazil's Jundiai plant is the largest and one of the most sophisticated manufacturing complexes in the Coca-Cola system. Our Jundiai plant has an annual production capacity of 250 million unit cases and has obtained ISO 9002 and 14001 certificates for quality, productivity and environmental safety.


COMPETITION

     The beverage business in our franchise territories is highly competitive. Our principal competitors are bottlers of Pepsi products and bottlers and distributors of nationally and regionally advertised and marketed soft drinks. Our principal competitors in each of our franchise territories are set forth below:

NOLAD

     Our principal competitors in Mexico are bottlers of Pepsi products, whose territories overlap, but do not precisely match ours. We compete with Geupec, Group Regordosa and Pepsi-Gemex for share of sales in our territory. In Costa Rica, Embotelladora Centroamericana S.A. (Pepsi bottler) is our principal competitor. In Nicaragua and Guatemala, The Central American Bottling Corporation (Pepsi bottler) is our principal competitor.

BRAZIL

     In Brazil our main competitor is AmBev. We also compete with "B" brands or "tubainas", which are small, local, lower cost producers of flavored soft drinks. Tubainas are local shops that produce "no frills" flavored soft drinks in 2-liter presentations for at home consumption. They market their products primarily in supermarkets. Tubainas have lower overhead and we believe that they often do not comply with local tax laws, which enables them to offer lower cost products.

COLOMBIA

     In Colombia our principal competitor is Postobon, a well-established bottler of both nationally advertised flavored soft drink products and Pepsi. The owners of Postobon hold other significant commercial interests in Colombia.

VENEZUELA

     A joint venture formed between Pepsi and Empresas Polar S.A., the leading beer distributor in Venezuela named Pepsi-Cola Venezuela, S.A., is our principal competitor in Venezuela. Since December 1999, we also compete with the producers of Kola Real, a "B" brand, in the central part of the country.

     In addition to competition from other soft drink producers, carbonated soft drink products compete with other major commercial beverages, such as coffee, tea, milk, beer and wine, as well as noncarbonated soft drinks, citrus and noncitrus fruit juices and drinks and other beverages.

     Soft drink bottlers also compete for share of sales through distribution and availability of products, pricing, service provided to retail outlets (including merchandising equipment, maintenance of bottle inventories at appropriate levels and frequency of visits), product packaging presentations and consumer promotions. In recent years, price discounting by our competitors has been a means of obtaining sales share in Brazil, Colombia and, Venezuela.

     Our consumer promotions are guided primarily by Coca-Cola and take the form of contests, television, radio and billboard advertising, displays, merchandising and sampling.

EMPLOYEES

     At December 31, 2001, we employed approximately 26,000 people (including temporary workers, but excluding independent distributors). Approximately 35% of our employees are members of labor unions, most of whom are in Mexico. Most of the employees in Colombia are covered by non-union collective bargaining agreements. The collective bargaining agreements for both unionized and non-unionized employees are negotiated separately for each bottling subsidiary, or in some instances, for each plant. In Mexico, collective bargaining agreements are renegotiated annually with respect to wages and biannually with respect to benefits. In Colombia and Venezuela, all collective bargaining agreements are negotiated biannually.

     In accordance with local labor laws, Panamco Mexico pays employees amounts usually equal to 10% of its taxable income. The Mexican government also requires employers to set aside a percentage of employee wages in retirement accounts. In addition, both employers and employees in Mexico must contribute amounts to the national health care system and a workers' housing fund. In Colombia, Brazil, Costa Rica and Nicaragua, employers and employees contribute to employee retirement accounts and to their national health care systems. A profit-sharing program has been implemented in Venezuela pursuant to which employees are entitled to receive an additional payment equal to at least 15 days' wages (but not more than four months' wages), and a profit-sharing program was established in Brazil in 1997. In Mexico and Nicaragua, employees are entitled to a mandatory Christmas bonus in an amount equal to 15 days and one month's salary, respectively. If an employee has worked for a company less than one year, that employee's bonus is reduced in proportion to the amount of time such employee was not employed. In Guatemala, employees receive a mandatory bonus in the form of a three-month payment based upon the salary paid during the preceding six months. We have voluntarily instituted and maintained popular benefits for our employees including housing loans.

     We believe that our relationship with our employees is good in general. In 2001, five employees and a union representing approximately 400 of our employees in Colombia instituted a legal action against us and others claiming human rights violations. See "Item 3. -- Legal Proceedings."

     The labor laws in each of the seven countries in which we operate require certain severance payments upon involuntary termination of employment.


FRANCHISE ARRANGEMENTS

     Coca-Cola. We have the right to sell Coca-Cola's products, certain other soft drinks and certain bottled water products pursuant to bottling or other similar agreements described in "Item 13. -- Certain Relationships and Related Transactions" for a discussion of our bottling agreements with Coca-Cola.

     Other Brands. Panamco Colombia has agreements with companies other than Coca-Cola for the sale of locally recognized soft drink products and mineral water. These agreements contain provisions governing the production, marketing and sale of the beverages that are, in most instances, less stringent than the requirements contained in our bottling agreements with Coca-Cola. Panamco Venezuela has an agreement for the sale and distribution of beer under the Regional trademark. Panamco Brazil has an agreement to distribute both Kaiser and Heineken beers.


GOVERNMENT REGULATION

     Controls on Pricing and Promotions. Although there are none currently in effect, in the last ten years the governments of Mexico, Brazil and Colombia have imposed formal price controls on soft drinks. Currently in Mexico and Colombia, for soft drinks and for other goods, price increases proposed by manufacturers are subject to the informal approval of the respective governments. In the past, the Mexican government also limited the types of presentations for soft drinks. In Brazil, the government is recommending that manufacturers maintain price levels in line with a trailing four-month average of their historic price increases. Each of the governments of the countries in which we operate regulates some of our promotional activities such as cash prize contests and certain other promotions.

     Taxation of Soft Drinks. All the countries in which we operate impose a value-added tax ("VAT") on the sale of soft drinks, with a rate of 18% in Brazil, 16% in Colombia, 13% in Costa Rica, 12% in Guatemala, 15% in Mexico, 15% in Nicaragua and 14.5% in Venezuela. In addition, several of the countries in which we operate impose excise or other taxes on soft drinks. In Guatemala, there is an excise tax of US $0.18 per liter. Costa Rica imposes specific taxes on soft drinks that together with its VAT results in an average effective tax rate of approximately 25%. Brazil imposes an excise tax of 12.5% and a consumption tax of 6.7%. Nicaragua also imposes an 11.5% consumption tax plus US $0.11 surcharge per unit case. In 2002, Mexico introduced an excise tax of 20% on fructose-based soft drinks and on water. In March 2002, this excise tax was suspended until September 30, 2002. The reinstatement of this tax, or any increase in the excise or other taxes on the sale of our products, will adversely affect our sales volumes and profitability to the extent that we are unable to pass the full amount of any such increase to consumers.

     Environmental Regulation. We spent $2.0 million and $12.0 million in 2001 and 2000, respectively, on plant upgrades designed to meet environmental objectives. We must comply with local permit requirements for constructing and expanding facilities, drilling wells, drawing water from rivers and discharging effluent.

     Intellectual Property. The intellectual property laws of the countries in which we operate require a proprietary owner of trademarks used in the operation of franchises in the countries to make certain filings with the government to protect the trademark. We have made all necessary filings to protect our proprietary trademarks. To the best of our knowledge, Coca-Cola and the owners of the other trademarks we use have made the necessary filings to protect their respective trademarks.

     See also "Item 5. -- Market for Registrant's Common Equity and Related Stockholder Matters -- Exchange Controls and Other Limitations Affecting Security Holders."


POLITICAL, ECONOMIC AND SOCIAL CONDITIONS IN LATIN AMERICA

     In addition to the governmental regulations that have been imposed on our operations, the Latin American markets in which we operate are characterized by volatile, and frequently unfavorable, political, economic and social conditions. High inflation and, with it, high interest rates are common. In 2001, the annual inflation rates were approximately 4% in Mexico, 10% in Brazil, 8% in Colombia, 12% in Venezuela, 11% in Costa Rica, 5% in Nicaragua and 9% in Guatemala. The governments in these countries have often responded to high inflation by imposing price and wage controls or similar measures, although currently there are no formal soft drink price controls in any of the countries. These countries have also experienced significant currency fluctuations. See "Item 1. -- Currency Devaluations and Fluctuations."

     We can be adversely impacted by inflation in many ways. In particular, when wages rise more slowly than prices, inflation can erode consumer purchasing power and thereby adversely affect sales. Margins are diminished if product prices fail to keep pace with increases in supply and material costs. While we have been able in most recent years to increase prices in local currency terms overall at least as much as inflation, net sales in local currency terms may nevertheless remain flat or decrease if, among other things, inflation or high unemployment diminishes consumer purchasing power, as has been the case recently in Brazil, Colombia and Venezuela. Although we expect that prices will generally keep pace with inflation in the near term, sales volume may decline and supply and material costs may rise more rapidly than prices in the future. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." See also the discussion under "Item 1. -- Currency Devaluations and Fluctuations" regarding the impact of devaluations on net sales in dollars.

     The governments in the countries in which we operate have historically exercised substantial influence over many aspects of their respective economies. In recent years, these governments have implemented important measures to improve their economies. The current political climate in these countries may create significant uncertainty as to future economic, fiscal and tax policies.

MEXICO

     In July 2000, the "Institutional Revolutionary Party", which has ruled Mexico since 1929, lost the presidential election and transferred the presidential powers to President Vicente Fox, the leader of the opposition party "Partido de Accion Nacional." During 2001, the economy of Mexico was impacted by the slowdown of the economy in the United States its principal trade partner, and gross domestic product ("GDP") contracted 0.3%.

BRAZIL

     Since January 1999, the Brazilian government decided to modify its exchange policy, discontinuing its band system and allowing the real to trade freely. As a result, the real has experienced extreme volatility. Although the modification of the exchange policy did not significantly exacerbate inflation during 1999, unemployment has increased and wages in real terms fell. Lower wages in real terms reduced consumer purchasing power in Brazil, which is reflected in our lower sales for 2001.

COLOMBIA

     Violence resulting from guerilla movements and traffic in narcotics continued to affect our operation during 2001. Many businesses, including ours, have been the victims of such violence on occasion. During 2000, the Colombian government received an assistance package from the United States of America in order to fight illegal drug traffic under a plan referred to as "Plan Colombia." This plan, among other things, included programs to assist farmers and the population in rural areas.

VENEZUELA

     The year 2001 was characterized by growing uncertainties in the economic and political arenas mainly due to a significant decrease in oil export revenues, especially in the second half of the year. During the second half of 2001, the Central Bank defended the currency using part of the country's international reserves, due to an increase in capital flight. In February 2002, the Central Bank decided to modify its exchange policy, allowing the bolivar to trade freely. Since then, the bolivar has experienced extreme volatility and has depreciated approximately 22% since December 31, 2001. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

COSTA RICA

     Presidential elections were held in February 2002 and a second-round runoff will be held in April between Mr. Abel Pacheco of the "Partido Unidad Social Cristiano" and Mr. Rolando Araya of the "Partido de Liberacion Nacional." The Costa Rican economy had a very limited growth during 2001. The minimum wage increased in real terms, although unemployment rose. Export revenues fell 14% during 2001 and the banana and coffee growers have asked the government for support to restructure part of their debt obligations.

NICARAGUA

     President Enrique Bolanos took office in January 2002, and has presented a package of bills to the National Assembly aiming to improve transparency on public administration and curb corruption. Since his inauguration, President Bolanos has received pledges of economic support from the United States and multilateral organizations including the International Monetary Fund and the Interamerican Development Bank. During 2001, export revenues fell due to a decrease in volumes and falling prices.

GUATEMALA


     Confrontation between the government of President Alfonso Portillo and the opposition and business groups has continued to offset political stability and attempts by civic groups to set up a national dialogue have been unsuccessful. The controversy has centered on the government's management of the public finances and allegations of corruption in high office. This situation has created certain divisions within the ruling party as they start to prepare for the presidential elections in November of 2003. Pursuant to figures from the Central Bank, the economy grew 2.3% in 2001. A rise in the VAT rate in August 2001 pushed inflation up to 9% for the year, well above the 4% to 6% target range. Coffee volumes have fallen and the sector has been adversely affected as international prices have fallen to 30-year lows. Gains in sugar and banana output have only partly offset the shortfall.


CURRENCY DEVALUATIONS AND FLUCTUATIONS

     As a general matter, because our consolidated cash flow from operations is generated exclusively in the currencies of Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala, we are subject to the effects of fluctuations in the value of these currencies. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Each of these countries has historically experienced significant currency devaluations relative to the U.S. dollar. Such devaluations alone have generally not adversely affected the profitability of our subsidiaries, measured in local currencies, as substantially all costs of sales and expenses are incurred in local currencies. However, in general, such devaluations are accompanied by high inflation and declining purchasing power, which can adversely affect our sales as well as income. Because our financial statements are prepared in U.S. dollars, net sales (and other financial statement accounts, including net income) tend to increase when the rate of inflation in each country exceeds the rate of devaluation of such country's currency against the U.S. dollar. Alternatively, net sales (and other financial statement accounts, including net income) generally are adversely affected if and to the extent that the rate of devaluation of each country's currency against the U.S. dollar exceeds the rate of inflation in such country in any period. When dividends are distributed to us by our foreign subsidiaries, the payments are converted from local currencies to U.S. dollars, and any future devaluations of local currencies relative to the U.S. dollar could result in a loss of dividend income. For a discussion of devaluation rates in Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala, see "Item 7.-- Management's Discussion and Analysis of Financial Condition and Results of Operations--Inflation."

     In periods of high inflation and high interest rates, borrowings denominated in local currencies are more costly, while borrowings indexed to the U.S. dollar or other foreign currencies place the risk of devaluation on the borrower. We could be adversely affected by a devaluation of the countries where we operate.


ITEM 2. PROPERTIES

PROPERTIES

     Our properties consist primarily of bottling, distribution and office facilities in Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala. Panamco Mexico, Panamco Brazil, Panamco Colombia, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala currently own and operate 9, 4, 18, 13, 1, 1 and 1 bottling plants, respectively. As of December 31, 2001, the Company owned or leased over 292 warehouse distribution centers in its territories. See "Item 1. -- Business -- Production" for additional information regarding our properties.

     As of December 31, 2001, the consolidated net book value of all land, buildings, machinery and equipment owned by the Company was approximately $1,043.9 million. These assets were subject to liens and mortgages securing lines of credit and other indebtedness. The aggregate amount of such indebtedness outstanding was approximately $11.1 million as of December 31, 2001. The total annual rent paid by the Company in 2001 for its leased distribution and office facilities was approximately $9.7 million.

ITEM 3. LEGAL PROCEEDINGS

NOLAD

     Mexico - Antitrust Matters. During May 2000, the Comision Federal de Competencia (the Mexican Antitrust Commission, the "Commission") pursuant to a compliant filed by PepsiCo, Inc. and certain of its bottlers in Mexico, initiated an investigation of the sales practices of Coca-Cola and its bottlers. In November 2000, in a preliminary decision and in February 2002, through a final resolution, the Mexican Antitrust Commission held that Coca-Cola and its bottlers engaged in monopolistic practices with respect to exclusivity arrangements with certain retailers. The Mexican Antitrust Commission did not impose any fines, but ordered Coca-Cola and its bottlers, including certain Mexican subsidiaries of Panamco, to abstain from entering into any exclusivity arrangement with retailers. Panamco plans to appeal this decision. Although no assurances can be given, we do not believe that the outcome of this matter, even if determined against us, will have a material adverse effect on our financial condition or results of operations. See "Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

     Costa Rica - Antitrust Matters. During August 2001, the Comision para Promover la Competencia (the "Costa Rican Antitrust Commission") pursuant to a similar complaint filed by PepsiCo, Inc. and its bottler in Costa Rica initiated an investigation on the sales practices of Coca-Cola and Panamco Costa Rica for alleged monopolistic practices in the retail distribution channel including the gain of share of sales through exclusivity arrangements. The Costa Rican Antitrust Commission is currently investigating the matter. We believe that the complaint is without merit and we intend to vigorously defend ourselves in this matter. Although no assurances can be given, we do not believe that the outcome of this matter, even if determined against us, will have a material adverse effect on our financial condition or results of operations. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

VENEZUELA

     Tax. In connection with the Venezuela Acquisition, in 1999 we received notice of certain tax claims asserted by the Venezuelan taxing authorities, which mostly relate to fiscal periods prior to the Venezuela Acquisition. The claims are in preliminary stages and currently total to approximately $48.2 million. We have certain rights to indemnification from Venbottling (a company owned by the Cisneros family) and Coca-Cola for a substantial portion of such claims. Based on the information currently available, we do not believe that the ultimate disposition of these cases will have a material adverse affect on us. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

     Distribution. During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. As a result, these distributors may, among other things, individually demand certain labor and severance rights against Panamco Venezuela.

     Since the incorporation process began, Panamco Venezuela has vigorously opposed its formation through all available legal channels. In February 2000, Panamco Venezuela presented a nullity recourse against the union incorporation solicitation, as well as an injunction request before the Venezuelan Supreme Court. On September 20, 2001, the Venezuelan Supreme Court rendered its opinion confirming the incorporation of the union, but withheld granting any specific labor rights to the members of the union other than the right to be unionized. In order to obtain specific labor rights, the union (or its members) will have to request and obtain from a court of law a determination that the members of such union are considered workers pursuant to Venezuelan labor laws, and thereafter claim against Panamco Venezuela the payment of such benefits and rights including retroactive payments. To our knowledge, neither the union nor any of its individual members have initiated any process with the objective of obtaining such a court decision, although certain members of the union have threatened such action. We intend to vigorously defend our rights should this action be filed.

     In February 2002, the union filed a petition before the Venezuelan administrative agency in charge of labor matters attempting to obligate Panamco Venezuela to negotiate a collective bargaining agreement. In response, Panamco Venezuela filed a nullity recourse before the competent tribunal (the "Court") along with an injunction requesting the Court to suspend the collective bargaining negotiations until the nullity recourse is resolved. The Court granted the injunction in favor of Panamco Venezuela and admitted the nullity recourse. This injunction and nullity recourse was extended to a subsequent request by the union to have the Venezuelan administrative agency mediate the matter.

     In March 2002, a subcommittee of the Venezuelan congress conducted a hearing with representatives of the union as well as representatives of Panamco Venezuela. The subcommittee is currently reviewing the matter and a final recommendation from this political body is pending. We strongly believe that this matter should be resolved by the court system in Venezuela and intend to vigorously defend any attempts to politicize the matter.

BRAZIL

     Panamco Brazil is the subject of administrative proceedings in the Federal Revenue Office brought by Brazilian tax authorities seeking income taxes, interest with respect to credits taken in current periods and fines in an amount equivalent to $3.7 million as of December 31, 2000. Issues raised by the tax authorities include the deductibility of certain investment losses. The Brazilian tax authorities prevailed at the initial administrative proceeding in 1991 and at the appellate administrative level in June 1993. Panamco Brazil has appealed the decision. In April 1998, the Brazilian Taxpayers' Council ruled unanimously in favor of Panamco Brazil. The amount in question represents approximately $1.8 million. This ruling is not subject to appeal. The Brazilian Taxpayers' Council, however, issued a ruling against a former subsidiary of Panamco Brazil. The amount in question represents approximately $1.9 million. Panamco Brazil has appealed this ruling. See Note 15 of "Notes to Consolidated Financial Statements."

COLOMBIA

     In July 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against us (and certain of our subsidiaries) and Coca-Cola (and certain of its subsidiaries). In the complaint, the plaintiffs alleged that we engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500 million, including treble and punitive damages and the cost of the suit, including attorney fees. We have filed a motion to dismiss the complaint for lack of subject matter and personal jurisdiction. A ruling on our motion to dismiss the lawsuit is expected in the second quarter of 2002. We believe this lawsuit is without merit and intend to vigorously defend ourselves in this matter.

     Other legal proceedings are pending against or involve the Company and its subsidiaries, which are incidental to the conduct of their businesses. We believe that the ultimate disposition of such other proceedings will not have a material adverse effect on our consolidated financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

NATURE OF TRADING MARKET

     As of March 15, 2002, we had approximately 1,368 holders of record of an aggregate 112,901,012 shares of Class A Common Stock outstanding. As of
March 15, 2002, there were an estimated 1,111 holders of record of the Class B Common Stock. We estimate that there are more than 9,000 beneficial shareholders (as opposed to holders of record) of the Company's stock. As of March 15, 2002, to our knowledge approximately 91% of the total outstanding Common Stock was held of record by persons in the United States.

     The Class A Common Stock has been listed and traded on the NYSE under the symbol "PB" since September 21, 1993. The following table sets forth the range of high and low closing sale prices of the Class A Common Stock as reported on the NYSE during the periods shown:

                                                 High           Low

2002:
          First Quarter (through March 15)       $17.96         $14.60

2001:
          First Quarter                          $18.95         $13.56
          Second Quarter                         $21.17         $17.62
          Third Quarter                          $20.67         $16.52
          Fourth Quarter                         $16.50         $13.95

2000:
          First Quarter                          $20.50         $16.06
          Second Quarter                         $17.69         $14.94
          Third Quarter                          $20.13         $15.06
          Fourth Quarter                         $17.50         $13.14

     On March 15, 2002, the closing sale price of the Class A Common Stock on the NYSE was $17.45 per share.

     We declared quarterly cash dividends of $0.06 per share of common stock during each of the years ended December 31, 2001 and 2000.

     Certain Restrictions on Transfer. Our Articles of Incorporation prohibit the transfer of shares of Class A Common Stock if the proposed transferee would become the beneficial owner of 10% or more of the Class A Common Stock, unless such transfer is approved by the Board of Directors or the holders of at least 80% of the shares entitled to vote. Such restriction also applies to any transfer of shares of Class B Common Stock, which are then converted into Class A Common Stock.

     Our Articles of Incorporation also provide that shares of Class B Common Stock automatically convert into a like number of shares of Class A Common Stock if transferred to any person who is not a Qualifying Transferee, or an Additional Qualifying Transferee, as defined therein.

     We are registered with the Panamanian National Securities Commission and are subject to a Panamanian statute, which prohibits acquisitions of 5% or more of the outstanding voting securities of a Panama corporation without Board of Directors' review or shareholder approval.

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

     Brazil currently restricts the ability of nationals and foreigners to convert the local currency into dollars or other currencies other than in connection with certain authorized transactions, which include, among others, payment of dividends in compliance with foreign investment registration regulations. In Brazil, all foreign investments must be registered with the Central Bank, which issues a certificate of registration of the foreign currency value of such investment. Without such registration, no remittances of dividends or profits may be made abroad, nor may any part of the original investment be repatriated in foreign currency. The Central Bank has issued certificates to the Company and its subsidiaries with respect to its investment in Panamco Brazil. We must obtain an amendment to our Certificate of Registration from the Central Bank upon any change in our investment in Brazil.

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

     In April 1994, the Venezuelan government imposed controls on foreign exchange transactions. These controls were lifted in April 1996; however, there can be no assurance that such controls or regulations will not be reimposed.

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

     In Guatemala, there are no restrictions on the remittance of profits to foreign investors. There is no obligation for foreign investors to register their investments with any governmental office or to solicit any authorization to participate in local businesses. In February 1998, the Guatemalan Congress enacted the Foreign Investment Law, which amended or, in some cases, eliminated, restrictions created in the past that affected foreign investment. Since that date, the Guatemalan government treats national and foreign investment under the same rules and conditions. There can be no assurance that prior restrictions will not be reimposed in the future.

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

     There is no reciprocal tax treaty between Panama and the United States regarding withholding taxes.

Certain U.S. Federal Income Tax Consequences to U.S. Holders

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

     All United States Holders that are shareholders of an FPHC are required to include in their taxable income a deemed dividend equal to their share of the corporation's "undistributed FPHC income." In general, a corporation's undistributed FPHC income is the corporation's total taxable income (which is gross income minus allowable deductions such as ordinary and necessary business expenses), with certain adjustments, less dividends paid by the corporation. Such a deemed dividend is recognized by all U.S. Holders that are shareholders of an FPHC with undistributed FPHC income, regardless of their percentage ownership in the corporation, and regardless of whether they actually receive a dividend from the FPHC.

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

     Controlled Foreign Corporation. Panamco and its subsidiaries may be "controlled foreign corporations" ("CFC"). A corporation is a CFC if more than 50% of the shares of the corporation, by vote or value, are owned, directly or indirectly (including shares owned through attribution, which requires treating warrants and securities convertible into shares actually or constructively owned by a U.S. Holder as exercised or converted), by "10% CFC Shareholders." The term CFC Shareholder means a U.S. person (including citizens and residents of the United States, corporations, partnerships, associations, trusts, and estates created or organized in the United States) who owns, or is considered as owning through attribution, 10% or more of the total combined voting power of all classes of stock entitled to vote of such foreign corporation. Each 10% CFC Shareholder in a CFC is required to include in its gross income for a taxable year its pro rata share of the CFC's earnings and profits for that year attributable to certain types of income or investments. Income recognized by a 10% CFC Shareholder under the CFC rules would not also be recognized as undistributed FPHC income.

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

     Passive Foreign Investment Company. A "passive foreign investment company" ("PFIC") is defined as any foreign corporation at least 75% of whose consolidated gross income for the taxable year is passive income, or at least 50% of the value of whose consolidated assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income generally includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets which produce passive income. However, a corporation that is a CFC will not be treated as a PFIC with respect to a shareholder who is a 10% CFC shareholder.

     Neither Panamco nor any of its subsidiaries has been or is a PFIC, and the Company intends to conduct its affairs so as to avoid the classification of the Company and its subsidiaries as PFICs. However, if ever applied to the Company, the PFIC rules could produce significant adverse tax consequences for a U.S. Holder, including the imposition of the highest tax rate on income or gains allocated to prior PFIC years and an interest charge on U.S. Federal income taxes deemed to have been deferred.

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

     Information Reporting and Backup Withholding Requirements with Respect to U.S. Holders. United States information reporting requirements may apply with respect to the payment of dividends on the Class A Common Stock. Under current Regulations, effective as of January 1, 2001, noncorporate U.S. Holders may be subject to backup withholding at the rate of 31% on dividend payments made after December 31, 2000 and prior to July 1, 2001 and 30.5% on payments made after June 30, 2001 when a U.S. Holder (i) fails to furnish or certify a correct taxpayer identification number to the payor in the manner required,
(ii) is notified by the IRS that it has failed to report payments of interest or dividends properly or (iii) fails, under certain circumstances, to certify that it has not been notified by the Internal Revenue Service that it is subject to backup withholding for failure to report interest and dividend payments.

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

Certain U.S. Federal Income Tax Consequences to Non-U.S. Holders

     The following discussion summarizes the U.S. Federal income tax consequences of acquiring, holding and disposing of Class A Common Stock by a holder of Class A Common Stock that is not a U.S. Holder (a "Foreign Holder"), is not engaged in the conduct of a trade or business in the United States and is not present in the United States for 183 days or more during the taxable year.

     Distributions. Distributions by the Company to a Foreign Holder would be subject to withholding of U.S. Federal income tax only if 25% or more of the gross income of the Company (from all sources for the three-year period ending with the close of the taxable year preceding the declaration of the dividend) was effectively connected with the conduct of a trade or business in the United States by the Company. The Company anticipates that it will recognize income that is effectively connected with the conduct of a trade or business in the United States. However, if the Company is subject to a branch profits tax on the income effectively connected with the conduct of a trade or business in the United States, dividends paid by the Company would not be subject to a second-level withholding of U.S. Federal income tax as mentioned above. As a Panamanian corporation not entitled to treaty benefits, the Company would be subject to the branch profits tax. Therefore, there should be no withholding on distributions to foreign shareholders.

     Dispositions of Shares. A Foreign Holder generally will not be subject to United States Federal income or withholding tax with respect to a gain recognized on the disposition of Class A Common Stock.

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

Certain Panamanian Taxation Matters

     The principal Panamanian tax consequences of ownership of Shares are as follows:

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

     Taxation of Distributions. Dividends and similar distributions paid by the Company with respect to Shares are also exempted from dividend taxes, otherwise payable by withholding at source on such income, under the aforementioned territorial principles of taxation since Panamanian dividend taxes do not arise on dividends and similar distributions of non-Panamanian source income or on income which is exempt from Panama's income tax.

     The preceding summary of certain Panamanian tax matters is based upon the tax laws of Panama and regulations thereunder currently in effect and is subject to any subsequent change in Panamanian laws and regulations which may come into effect.


ITEM 6. SELECTED FINANCIAL DATA

                   SELECTED CONSOLIDATED FINANCIAL DATA (1)
             (Table stated in thousands, except per share amounts)

     The following table sets forth selected consolidated financial and operating data for the Company. The selected financial data have been derived from the consolidated financial statements of the Company. The audited consolidated financial statements of the Company for the three years ended December 31, 2001, are included elsewhere herein and have been audited by Arthur Andersen LLP, independent certified public accountants, whose audit report is also included herein. All of the consolidated financial statements referred to above have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and are stated in U.S. dollars. The selected consolidated financial and operating data should be read in conjunction with "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                             Year Ended December 31, (1)
                                                 -------------------------------------------------------------------------------
                                                        2001            2000            1999           1998 (8)        1997 (7)
                                                        ----            ----            ----           -------         -------
STATEMENT OF OPERATIONS DATA:
 Net sales..................................       $ 2,650,872     $ 2,599,411      $ 2,415,817     $ 2,773,276     $ 2,510,210
 Cost of sales, excluding depreciation and
   amortization.............................         1,296,307       1,243,485        1,191,883       1,425,246       1,327,443
                                                   -----------     -----------      -----------     -----------     -----------
      Gross profit..........................         1,354,565       1,355,926        1,223,934       1,348,030       1,182,767
 Operating expenses:
   Selling and distribution.................           629,387         636,739          572,038         657,138         563,917
   General and administrative...............           204,897         244,551          251,450         222,327         193,437
   Depreciation and amortization (2)(4).....           210,667         274,046          214,539         253,112         159,371
   Amortization of goodwill.................            26,416          35,819           36,284          35,739          20,121
   Facilities reorganization charges (9)....                 -         503,659           35,172               -               -
                                                   -----------     -----------      -----------       ---------       ---------
      Total operating expenses..............         1,071,367       1,694,814        1,109,483       1,168,316         936,846
                                                   -----------     -----------      -----------       ---------       ---------
 Operating income (loss)....................           283,198        (338,888)         114,451         179,714         245,921



                                                                             YEAR ENDED DECEMBER 31, (1)
                                                    -----------------------------------------------------------------------------
                                                        2001            2000            1999           1998 (8)        1997 (7)
                                                        ----            ----            ----           -------         -------

 Interest income ...........................            21,341          31,933           28,962          12,817          22,006
 Interest expense...........................          (119,390)       (142,299)        (129,072)        (98,152)        (60,889)
 Other income (expense), net (3)............           (10,891)        (31,662)         (39,296)         22,136          44,033
 Nonrecurring income, net (4)...............                 -               -                -          60,486               -
                                                    ----------      -----------      -----------     ----------    -------------
 Income (loss) before income taxes..........           174,258        (480,916)         (24,955)        177,001         251,071
 Provision for income taxes (4).............            50,369          21,800           31,254          51,374          57,302
                                                    ----------      -----------      -----------     ----------    -------------
 Income (loss) before minority interest.....           123,889        (502,716)         (56,209)        125,627         193,769
 Minority interest in earnings of subsidiaries           5,865           1,944            3,695           5,305          19,934
                                                    ----------      -----------      -----------     ----------    -------------
      Net income (loss).....................        $  118,024      $ (504,660)      $  (59,905)     $  120,322      $  173,835
                                                    ==========      ===========      ===========     ==========      ===========
 Basic earnings (loss) per share (5)........        $    0.94       $   (3.92)       $   (0.46)      $    0.93       $    1.44
                                                    ==========      ===========      ===========     ==========      ===========
 Diluted earnings (loss) per share (5)......        $    0.93       $   (3.92)       $   (0.46)      $    0.92       $    1.43
                                                    ==========      ===========      ===========     ==========      ===========

 OTHER DATA:
 Total product unit case volume.............         1,242,200       1,222,500        1,163,117       1,174,035       1,010,960
 Dividends per share (5)....................        $     0.24       $    0.24        $    0.24       $    0.24       $    0.21
 Weighted average shares outstanding (basic) (5)       125,559         128,833          129,683         129,538         120,841
 Weighted average shares outstanding (diluted)
   (5)......................................           126,655         128,833          129,683         130,792         121,969
 Capital expenditures (6)...................        $   83,121      $  123,897       $  163,203      $  302,215      $  208,669
 Cash operating profit (10).................        $  518,266      $  386,064       $  385,544      $  468,565      $  425,413

                                                                                 AT DECEMBER 31, (1)
                                                    -----------------------------------------------------------------------------
                                                        2001            2000            1999           1998 (8)        1997 (7)
                                                        ----            ----            ----           --------        --------
 BALANCE SHEET DATA (END OF PERIOD):
 Cash and equivalents.......................        $  133,666      $  191,773       $  152,648      $  131,152      $  332,995
 Property, plant and equipment, net ........         1,043,870       1,125,719        1,218,383       1,307,590       1,119,515
 Total assets ..............................         2,693,026       3,026,321        3,613,122       3,647,690       3,587,069
 Total long-term liabilities................         1,022,375       1,192,981        1,437,834         964,525         897,056
 Minority interest..........................            28,541          27,805           27,974          26,243          26,783
 Shareholders' equity.......................         1,072,445       1,167,311        1,751,896       1,978,234       1,937,770

   -------------------

(1)  The results of the Colombian and Venezuelan subsidiaries for all periods, the Mexican subsidiaries for 1997 and 1998 and the Brazilian subsidiaries for 1997, have been remeasured in U.S. dollars, the reporting and functional currency, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," as it applies to highly inflationary economies such as those in which the subsidiaries operate. See Note 1 of "Notes to Consolidated Financial
     Statements."

(2)  Includes breakage of bottles and cases and amortization expense related to new introductions. See Note 1 of "Notes to
     Consolidated Financial Statements."

(3)  See Note 20 of "Notes to Consolidated Financial Statements."

(4)  During 1998, Panamco Brazil conducted a study to evaluate the expected future utilization of returnable product presentations in the Brazilian market, having observed accelerated demand for, and utilization of, nonreturnable presentations in the marketplace. The results of this study show that the use of nonreturnable presentations will continue to increase in the Brazilian market. Therefore, the Company has adjusted the carrying value of bottles and cases to reflect their estimated use in the marketplace by charging $36.5 million to the 1998 operating results, increasing total depreciation and amortization expense, and reducing the 1998 tax provision by $12.1 million.

     Panamco Brazil reversed a contingency allowance recorded in prior years for excise tax credits taken on purchases of concentrate between February 1991 and February 1994. The Company had previously accrued this allowance in the full amount of such credits. Panamco Brazil reversed this allowance in 1998 because during 1998 the Brazilian Supreme Court resolved similar claims of other bottlers in favor of the bottlers.

     The reversal of the excise tax allowance amounted to $60.5 million and was credited to nonrecurring income, in the statement of operations. Income tax credits recorded in this allowance, amounting to $20.0 million, were also reversed and charged directly to income in the provision for income taxes in 1998.

(5)  Dividends per share reflect the amounts declared and paid during the applicable period. Earnings per share, dividends per share and shares outstanding for all periods have been adjusted to give effect to the two-for-one stock split effected on
     March 31, 1997.

(6)  Does not include purchases of bottles and cases.

(7)  Includes eight months of net sales and net income of $349.5 million and $49.5 million, respectively, from Panamco
     Venezuela, and five months of net sales and net income of $18.6 million and $0.7 million, respectively, from Panamco
     Nicaragua.

(8)  Includes nine months of net sales and net income of $45.1 million and $2.1 million, respectively, from Panamco Guatemala, and four months of net sales and net income of $4.2 million and $0.9 million, respectively, from R.O.S.A.

(9)  Facilities reorganization charges in 2000 are related to goodwill impairment of $350.0 million in Venezuela, write-off of obsolete property, plant, equipment, bottles and cases, charges related to plant closings and disposal of property, plant and equipment, job terminations and severance payments, and nonrecurring charges related to legal contingencies. Facilities reorganization charges in 1999 are related to job terminations and severance payments and write-off of obsolete property, plant, and equipment. See Note 2 of "Notes to Consolidated Financial Statements."

(10) Cash operating profit ("COP") means operating income plus depreciation, amortization, including amortization of goodwill, and noncash facilities reorganization charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion addresses the financial condition and results of operations of Panamco and its consolidated subsidiaries. This discussion should be read in conjunction with our audited consolidated financial statements, including the notes to the consolidated financial statements (the "Financial Statements"), as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the notes thereto included elsewhere herein.

     In 1998, the "Panamco Central America" group was created, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. Prior to the second quarter of 2001, the financial condition and results of operations of these three companies were previously reported together in the financial statements entitled Panamco Central America. In February 1999, the North Latin American Division ("NOLAD") was created, which consists of Panamco Mexico and Panamco Central America. The results of operations of Panamco Mexico and Panamco Central America are reported together as Panamco NOLAD.

     Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit means operating income plus depreciation, amortization, including amortization of goodwill, and noncash facilities reorganization charges.


CRITICAL ACCOUNTING POLICIES

     We have identified the following critical accounting policies that underlie the Financial Statements. These critical accounting policies and how we have applied them in the preparation of the Financial Statements are discussed in Note 1 of "Notes to Consolidated Financial Statements."


    ACCOUNTING POLICY
    -------------------------------------------------------------

    Basis for Translation
    Property, Plant and Equipment
    Bottles and Cases
    Impairment
    Franchisor Incentives
    Derivative Instruments


INFLATION

EFFECT OF INFLATION ON FINANCIAL INFORMATION

     Our net sales, and almost all operating costs, in each of Mexico, Brazil, Colombia, Venezuela, Costa Rica, Nicaragua and Guatemala, are denominated in the currency of such country. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the financial statements of our subsidiaries are remeasured or translated into U.S. dollars for purposes of the preparation of the consolidated financial statements. See Note 1 of "Notes to Consolidated Financial Statements." Borrowings and purchases of machinery and equipment are often made in U.S. dollars. During any period when the rate of inflation in a particular country exceeds the rate of devaluation of the local currency against the U.S. dollar, all amounts recorded in the statement of operations tend to be higher when translated into U.S. dollars than would be the case in the absence of such an excess. Conversely, if devaluation exceeds inflation, amounts recorded in the statement of operations tend to be lower when translated into U.S. dollars.

     The following table compares the rate of inflation, as measured by certain national consumer price indices in the seven countries, with the rate of devaluation (revaluation) for the periods shown:

                                                     Year Ended December 31, (1)
                                                   -----------------------------
                                                      2001      2000      1999
                                                   --------   -------   --------
   Mexico
     Inflation.....................................      4%        9%      12%
     Currency devaluation (revaluation) ...........     (5%)       1%      (4%)

   Brazil
     Inflation.....................................     10%       10%       8%
     Currency devaluation..........................     19%        9%      48%

   Colombia
     Inflation.....................................      8%        9%      10%
     Currency devaluation..........................      3%       19%      22%

   Venezuela
     Inflation.....................................     12%       12%      20%
     Currency devaluation..........................      8%        9%      15%

   Costa Rica
     Inflation.....................................     11%       10%      10%
     Currency devaluation..........................      7%        7%      10%

   Nicaragua
     Inflation.....................................      5%       10%       7%
     Currency devaluation..........................      6%        6%      10%

   Guatemala
     Inflation.....................................      9%        5%       5%
     Currency devaluation..........................      4%       (1%)     15%
   ___________________

(1) Inflation figures are based on the applicable Consumer Price Index obtained from official local sources from each respective country and currency devaluation (revaluation) figures are based on official U.S. dollar exchange rates at year-end.

     The level of inflation has a direct impact on the method used to translate the financial statements from the local currency to the reporting currency. SFAS 52 provides that, in a highly inflationary economy (defined as having cumulative inflation for the three-year period preceding the balance sheet date of approximately 100% or more), the effect of exchange rate fluctuations on the translation is included in the determination of net income for the period and is reflected as gains or losses in the related statement of operations accounts. Such gains and losses do not affect the statement of operations of companies operating in economies, which are not considered highly inflationary but are instead included as part of accumulated other comprehensive income (loss), a component of shareholders' equity.

     Mexico, Brazil, Costa Rica, Nicaragua and Guatemala are not classified as highly inflationary economies and the functional currencies for financial reporting purposes under accounting principles generally accepted in the United States are the Mexican peso, Brazilian real, Costa Rican colon, Nicaraguan cordoba and Guatemalan quetzal, respectively.

     Colombia and Venezuela were classified as highly inflationary economies and accordingly their financial statements have been remeasured into U.S. dollars in accordance with SFAS 52.

     Effective December 31, 2001, we discontinued classifying Colombia as a highly inflationary economy, and, accordingly, the functional currency of our Colombian operations was changed from the U.S. dollar to the Colombian peso. The effect of the change represented a decrease in both the deferred income tax balance and shareholders' equity of $30.1 million in 2001. As a result of this change and going forward, the financial statements of our Colombian subsidiary will be translated from the Colombian peso to the U.S. dollar, whereby translation adjustments (gains or losses) will not be reported in the statement of operations but will be reported separately and included in accumulated other comprehensive income (loss), which is a component of shareholders' equity.

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

     Our sales also have been, and may in the future be, adversely affected when wages rise more slowly than the rate of inflation, resulting in a loss of consumer purchasing power. This has been the case in Brazil, Venezuela and Colombia recently.

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


FORWARD-LOOKING STATEMENTS

     The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note the following facts that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this document:

     Forward-looking statements, contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment (including actions of competitors and changes in consumer preference), changes in governmental laws and regulations (including income and excise taxes), market demand for new and existing products, raw material prices and devaluation of local currencies against the U.S. dollar. A discussion of certain of the factors that could cause actual results to differ is set forth in our Registration Statement on Form S-8, dated July 23, 2001 (File no. 333-65652). These and other factors are also discussed in this document, particularly in "Item 1. -- Business" and "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved. We caution readers not to place undue reliance on these forward-looking statements. These statements speak only as of their dates, and we undertake no obligations to update or revise any of them, whether as a result of new information, future events or otherwise.


MINORITY INTERESTS IN RESULTS OF OPERATIONS

     We conduct our operations through tiers of subsidiaries in which, in some cases, minority shareholders hold interests. See "Item 1. -- Business -- Corporate Structure -- Holding Company Structure" for further discussion on ownership interest in our subsidiaries.

     Because we have varying percentage ownership interests in our approximately 60 consolidated subsidiaries, the amount of the minority interest in income or loss before minority interest during a period depends upon the revenues and expenses of each of the consolidated subsidiaries and the percentage of each of such subsidiary's capital stock owned by minority shareholders during that period.


CERTAIN SUBSIDIARY FINANCIAL INFORMATION

     Income statement and balance sheet data for Panamco NOLAD (Panamco Mexico and Panamco Central America, which consists of Costa Rica, Nicaragua and Guatemala), Panamco Brazil, Panamco Colombia, and Panamco Venezuela, are presented on the following pages. The data presented as of and for each of the three years in the period ended December 31, 2001 have been derived from the audited combined financial statements of Panamco Mexico and Panamco Central America (Costa Rica, Nicaragua and Guatemala), the audited consolidated financial statements of Panamco Colombia and Panamco Venezuela and the audited combined financial statements of Panamco Brazil, as the case may be, which financial statements are not included herein. As set forth in such income statement and balance sheet data, minority interest in the Panamco Mexico (part of Panamco NOLAD), Panamco Brazil and Panamco Colombia subsidiaries and net income attributable to the Panamco Mexico, Panamco Brazil and Panamco Colombia holding companies give effect to minority shareholdings below the country holding company level. Minority interest in the Panamco Mexico, Panamco Brazil and Panamco Colombia holding companies refers to the aggregate minority interest in the net income of the respective country level holding company. Net income attributable to Panamco gives effect to the deduction from net income of the minority interests at both the country level holding company and the subsidiary levels.

                                 PANAMCO NOLAD
                     (Stated in thousands of U.S. dollars)


                                                                           YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    2001              2000             1999
                                                                 ----------        ----------       ----------
 STATEMENTS OF OPERATIONS DATA:
   Net sales                                                     $1,289,004        $1,200,350       $1,006,886
   Cost of sales, excluding depreciation and amortization           568,515           534,207          475,287
   Operating expenses, including depreciation
      and amortization of goodwill                                  493,517           486,403          371,379
   Facilities reorganization charges                                  1,144            37,052                -
                                                                 ----------        ----------       ----------
   Operating income                                                 225,828           142,688          160,220
   Interest expense, net                                            (12,165)          (13,090)         (13,692)
   Other income (expense), net                                         (694)           (1,628)           1,897
                                                                 ----------        ----------       ----------
   Income before provision for income taxes                         212,969           127,970          148,425
   Provision for income taxes                                        66,310            45,148           47,317
                                                                 ----------        ----------       ----------
   Income before minority interest                                  146,659            82,822          101,108
   Minority interest in Panamco Mexico subsidiaries                   4,605             2,528            3,288
                                                                 ----------        ----------       ----------
   Net income attributable to Panamco NOLAD                         142,054            80,294           97,820
   Minority interest in Panamco Mexico
      holding company                                                 2,139             1,202            1,556
                                                                 ----------        ----------       ----------
   Net income attributable to Panamco                            $  139,915        $   79,092       $   96,264
                                                                 ==========        ==========       ==========

 UNIT CASE SALES DATA (IN THOUSANDS):
   Soft drinks                                                      351,528           355,939          339,632
   Water                                                            170,994           166,897          140,069
   Other products                                                     5,046             3,277            2,842

 OTHER DATA:
   Depreciation and amortization                                 $   79,634        $   88,988       $   58,346
   Capital expenditures                                          $   59,044        $   74,659       $   79,058
   Cash operating profit                                         $  305,462        $  244,453       $  218,566


                                                                                AT DECEMBER 31,
                                                                 ---------------------------------------------
                                                                     2001              2000             1999
                                                                 ----------        ----------       ----------
 BALANCE SHEET DATA:
   Cash and equivalents                                          $   60,305        $   74,136       $   47,433
   Property, plant and equipment, net                               439,119           425,421          404,334
   Total assets                                                     881,118           809,909          753,614
   Total debt                                                       249,577           134,220          123,717
   Total liabilities                                                521,895           371,703          310,949
   Minority interest in Panamco Mexico subsidiaries                  11,519             6,682            5,217
   Shareholders' equity                                             347,704           431,524          437,448


                                  (Continued)

                                 PANAMCO NOLAD
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                  (CONTINUED)


                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         2001             2000             1999
                                                      ----------        --------         --------
  STATEMENTS OF OPERATIONS DATA:
   Net sales:
        Mexico                                        $1,054,074        $974,846         $794,812
        Central America                                  234,930         225,504          212,074

 UNIT CASE SALES DATA (IN THOUSANDS):
   Mexico:
        Soft drinks                                      280,091         285,771          269,967
        Water                                            167,656         164,187          136,450
        Other products                                     3,473           2,651            2,274

   Central America:
        Soft drinks                                       71,437          70,168           69,665
        Water                                              3,338           2,710            3,619
        Other products                                     1,573             626              568



                                PANAMCO BRAZIL
                     (Stated in thousands of U.S. dollars)


                                                                           YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    2001              2000             1999
                                                                 ----------        ----------       ----------
  STATEMENT OF OPERATIONS DATA:
   Net sales                                                     $ 419,926         $ 496,488        $ 500,683
   Cost of sales, excluding depreciation and amortization          273,877           305,967          305,935
   Operating expenses, including depreciation
      and amortization of goodwill                                 134,099           169,711          187,099
   Facilities reorganization charges                                                  23,651            5,142
                                                                 ----------        ---------        ----------
   Operating income (loss)                                          11,950            (2,841)           2,507
   Interest expense, net                                            (7,679)          (12,238)         (14,743)
   Other expense, net                                               (3,282)          (16,565)         (36,570)
                                                                 ----------        ---------        ----------
   Income (loss) before benefit for income taxes                       989           (31,644)         (48,806)
   Benefit from income taxes                                        (2,178)          (15,020)         (31,765)
                                                                 ----------        ---------        ----------
   Income (loss) before minority interest                            3,167           (16,624)         (17,041)
   Minority interest in Panamco Brazil holding company                  15              (202)            (299)
                                                                 ----------        ---------        ----------
   Net income (loss) attributable to Panamco                     $   3,152         $ (16,422)       $ (16,742)
                                                                 ==========        =========        ==========
 UNIT CASE SALES DATA (IN THOUSANDS):
   Soft drinks                                                     241,825           236,922          235,949
   Water                                                            17,353            14,535           12,706
   Beer                                                             72,058            67,499           63,278
   Other products                                                      451                 -                -

 OTHER DATA:
   Depreciation and amortization                                 $  19,913         $  30,246        $  32,763
   Capital expenditures                                          $   5,965         $   7,596        $  22,686
   Cash operating profit                                         $  31,863         $  42,243        $  35,270



                                                                                 AT DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    2001              2000             1999
                                                                 ----------        ----------       ----------
  BALANCE SHEET DATA:
   Cash and equivalents                                          $  11,838         $   6,323        $   8,563
   Property, plant and equipment, net                              110,474           149,110          195,387
   Total assets                                                    352,598           424,806          487,374
   Total debt                                                        2,249            58,586           79,279
   Total liabilities                                                99,467           178,547          188,663
   Minority interest in Panamco Brazil subsidiaries                  2,300             2,711            3,167
   Shareholders' equity                                            250,831           243,548          295,544

                               PANAMCO COLOMBIA
                     (Stated in thousands of U.S. dollars)


                                                                           YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2001              2000             1999
                                                                 -----------        ----------       ----------
  STATEMENT OF OPERATIONS DATA:
   Net sales                                                     $  384,668         $ 386,720        $ 397,014
   Cost of sales, excluding depreciation and amortization           180,638           166,110          175,522
   Operating expenses, including depreciation
      and amortization of goodwill                                  180,192           201,040          207,032
   Facilities reorganization charges (benefit)                       (1,000)           40,114            1,370
                                                                 -----------        ----------       ----------
   Operating income (loss)                                           24,838           (20,544)          13,090
   Interest expense, net                                            (10,797)           (4,486)          (6,753)
   Other income (expense), net                                        1,410           (10,852)           2,824
                                                                 -----------       -----------       ----------
   Income (loss) before provision (benefit) for income taxes         15,451           (35,882)           9,161
   Provision (benefit) for income taxes                               4,776            (8,277)             966
                                                                 -----------       -----------       ----------
   Income (loss) before minority interest                            10,675           (27,605)           8,195

   Minority interest in Panamco Colombia
      subsidiaries holding company                                      183               187              107
                                                                 -----------       -----------       ----------
   Net income (loss) attributable to Panamco
      Colombia holding company                                       10,492           (27,792)           8,088
   Minority interest in Panamco Colombia                                205              (764)             223
                                                                 -----------       -----------       ----------
   Net income (loss) attributable to Panamco                     $   10,287         $ (27,028)        $  7,865
                                                                 ===========       ===========       ==========

 UNIT CASE SALES DATA (IN THOUSANDS):
   Soft drinks                                                      156,217           155,688          153,928
   Water                                                             35,167            34,455           37,238
   Other                                                                576                 -                -

 OTHER DATA:
   Depreciation and amortization                                 $   56,404          $ 64,597         $ 60,548
   Capital expenditures                                          $    8,274          $  9,104         $ 28,276
   Cash operating profit                                         $   81,242          $ 56,688         $ 73,638

                                                                                 AT DECEMBER 31,
                                                                 ---------------------------------------------
                                                                    2001              2000             1999
                                                                 ----------         ---------        ---------
  BALANCE SHEET DATA:
   Cash and equivalents                                          $   7,207          $ 42,456         $  7,396
   Property, plant and equipment, net                              237,050           259,889          292,915
   Total assets                                                    484,326           459,409          516,327
   Total debt                                                       80,416            53,816           87,145
   Total liabilities                                               186,534           135,249          154,852
   Minority interest in Panamco Colombia subsidiaries                1,731             1,668            1,568
   Shareholders' equity                                            296,061           322,492          359,907



                               PANAMCO VENEZUELA
                     (Stated in thousands of U.S. dollars)


                                                                           YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2001              2000             1999
                                                                 -----------       -----------      -----------
  STATEMENT OF OPERATIONS DATA:
   Net sales                                                     $  557,274        $  515,853       $  512,292
   Cost of sales, excluding depreciation and amortization           277,746           240,204          236,197
   Operating expenses, including depreciation
      and amortization of goodwill                                  246,772           292,239          267,691

   Facilities reorganization charges (benefit)                       (4,515)           49,483           28,660
                                                                 -----------       ----------       ----------

   Operating income (loss)                                           37,271           (66,073)         (20,256)
   Interest expense, net                                            (17,426)          (24,816)         (18,028)

   Other income (expense), net                                        6,317             1,002           (3,337)
                                                                 -----------       ----------       ----------
   Income (loss) before provision (benefit) for income taxes         26,162           (89,887)         (41,621)
   Provision (benefit) for income taxes                             (21,384)           (8,173)           8,353
                                                                 -----------       ----------       ----------
   Net income (loss) attributable to Panamco                     $   47,546        $  (81,714)      $  (49,974)
                                                                 ===========       ==========       ==========

 UNIT CASES SALES DATA (IN MILLIONS):
   Soft drinks                                                      156,001           156,540          151,706
   Water                                                             24,258            22,559           18,442
   Beer                                                               4,035             1,914              499
   Other products                                                     6,691             6,275            6,833

 OTHER DATA:
   Depreciation and amortization                                 $   61,184        $   96,804       $   71,156
   Capital expenditures                                          $    9,808        $   30,408       $   33,183
   Cash operating profit                                         $   96,440        $   53,568       $   69,800


                                                                                 AT DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2001              2000             1999
                                                                 ----------        ----------       -----------
 BALANCE SHEET DATA:
   Cash and equivalents                                          $   27,657        $   21,575       $   35,872
   Property, plant and equipment, net                               266,444           305,017          339,417
   Total assets                                                     428,717           469,278          566,371
   Total debt                                                        58,000           182,137          188,000
   Total liabilities                                                266,020           354,129          364,259
   Shareholders' equity                                             162,697           115,149          202,112


2001 COMPARED TO 2000

CONSOLIDATED RESULTS OF OPERATIONS

     Net sales increased 2.0% to $2.65 billion in 2001 from $2.60 billion in 2000. Net sales growth was driven by an increase of 1.6% in consolidated unit case sales volume, to 1,242.2 million unit cases from 1,222.5 million unit cases in the year 2000, and a 0.4% increase in average dollar prices, to $2.13 per unit case. Soft drink sales volume for the year increased by 0.1%, reflecting increases of 2.1% in Brazil and 0.3% in Colombia, offset by decreases of 1.2% in the NOLAD region and 0.3% in Venezuela. Unit case sales volume of bottled water increased 3.9% to 247.8 million, and beer, sold in Brazil and Venezuela, increased 9.6% to 76.1 million unit cases. Volume and net sales growth during the year were positively impacted by Panamco's continued effort in introducing new products. During the year, we introduced twelve new products including flavored waters, juice based products and energy drinks. These products have had the effect of broadening our portfolio to better meet consumer needs. We have also been active in introducing new presentations at both ends of the size spectrum. The smaller presentations are designed to capture consumers for whom the product would otherwise not be affordable while the larger presentations provide a more attractive alternative for in-home consumption.

     The cost of sales as a percentage of net sales increased to 48.9% in 2001, from 47.8% in 2000, mainly due to an increase in the cost of raw materials and packaging throughout most operations as well as a change in product mix towards non-returnables. During the fourth quarter of 2001, the price of sugar in Mexico increased approximately 12%.

     The following comparison of Panamco's 2001 and 2000 consolidated results of operations, excludes the effect of facilities reorganization charges, asset write-downs presented as part of depreciation and amortization, and nonoperating charges during 2000 totaling $494.2 million, net of the related tax benefit of $46.5 million. See "2000 Compared to 1999 -- Facilities reorganization charges" for further discussion on Panamco's facilities reorganization charges.

     Operating expenses as a percentage of net sales decreased to 40.4% in 2001 from 44.6% in 2000, mainly as a result of a 5.3% decrease in selling, general and administrative expenses, the result of the benefits associated with our reorganization programs, and a 15.0% decrease in depreciation and amortization, mainly the result of lower property and equipment balances and a lower goodwill cost basis. See "2000 Compared to 1999 -- Facilities reorganization charges" for further discussion on Panamco's facilities reorganization charges.

     The two facilities reorganization programs announced in 2000 have resulted in estimated combined savings of $145 million to date, of which approximately $100 million was achieved during 2001. Approximately 7,700 employees have been terminated by Panamco as of December 31, 2001 under these programs. During the fourth quarter of 2001, we reevaluated our original estimated headcount reduction of approximately 10,000 employees and determined that the headcount reduction would now approximate 8,200 employees. In the fourth quarter of 2001, we made the following additional adjustments to the reorganization programs: (i) we reversed into income $5.5 million of charges related to the sale of property in Venezuela that we have decided not to sell; and (ii) we increased the restructuring allowance by $5.5 million related to job terminations and severance payments primarily at our corporate headquarters in Miami, Florida.

     Operating income increased 44.6% to $283.2 million from $195.9 million in 2000, primarily as a result of the benefits of the reorganization programs initiated in 2000 and 1999. Cash operating profit increased 9.6% to $520.3 million in 2001 from $474.6 million in 2000. Venezuela and the NOLAD region reported the highest rate of COP improvement compared to 2000, to 17.1% and 14.1%, respectively. In February 2002, the Venezuelan government abandoned the trading band for its currency, the Venezuelan bolivar, which had the effect of quickly depreciating the currency. From January 1, 2002 to March 15, 2002, the bolivar devalued 22% relative to the U.S. dollar. The devaluaton of the bolivar is expected to increase the relative price of dollar-denominated raw materials of Panamco Venezuela and to decrease its U.S. dollar-reported net sales (and other financial statement accounts, including net income). Unit case volumes may be adversely affected to the extent of a slowdown in the Venezuelan economy. Additional effects of the devaluation in Venezuela will depend on, among other things, the rate of inflation in Venezuela in comparison to the rate of devaluation. See "Item 1. Business -- Currency Devaluation and Fluctuations."

     Net interest expense decreased to $98.0 million in 2001 from $110.4 million in 2000, due primarily to a 22.6% gross debt reduction to $970.2 million at the end of the year, from $1,253.8 million at the end of 2000. Total net debt (gross debt minus cash and equivalents) decreased 21.2% to $836.6 million at December 31, 2001, from $1,062.0 million at December 31, 2000.

     Other expense, net decreased 57.6% to $10.9 million in 2001 from $25.7 million in 2000, primarily caused by a $7.9 million decrease in the provision for contingencies, a $5.7 million increase in gains on sale of property and equipment and investments, a $1.7 million increase in equity earnings of unconsolidated companies, and a $0.8 million increase in capital expenditure incentives from Coca-Cola, offset by a $1.1 million increase in foreign exchange losses primarily in Brazil due to a 18.7% devaluation of the Brazilian real during 2001. The decrease in the remaining other expense, net was primarily offset by a $12.2 million charge, derived from the reclassification of unrealized losses related to a floating-to-fixed interest rate swap, from accumulated other comprehensive income to other expense, net. See Note 11 of "Notes to Consolidated Financial Statements."

     The consolidated effective income tax rate decreased to 28.9% from 114.2% in 2000. The lower effective income tax rate of 28.9% in 2001 was largely impacted by a benefit for income taxes of $21.4 million in our

Venezuelan operations, the result of a $28.7 million reversal of valuation allowance against tax loss carryforwards. The effective income tax rate of 114.2% in the 2000 period is considered unusual and resulted from the relative low income during 2000 and non-deductibility of significant expenses such as amortization of goodwill.

     As a result of the foregoing, Panamco recorded net income in 2001 of $118.0 million, or $0.94 per basic share ($0.93 on a diluted basis), compared to a net loss of $10.5 million, or $0.08 per share (basic and diluted), during 2000.


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

     The following discussion reflects the consolidated results of operations excluding the recording of facilities reorganization charges, asset write-downs presented as part of depreciation, and nonoperating charges totaling $494.2 million ($27.7 million in 1999), net of the related tax benefit of $46.5 million ($11.9 million in 1999).

     Operating expenses as a percentage of net sales increased slightly to 44.6% in 2000 from 44.5% in 1999, mainly as a result of the corporate office move to Miami and a charge of $4.0 million related to senior management changes.

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

     Other expense, net decreased to $25.7 million in 2000 from $34.9 million in 1999, primarily caused by a $22.5 decrease in foreign exchange losses in Brazil due to a 48.0% devaluation of the Brazilian real during 1999, partially offset by a loss in sale of investments of $4.8 million, a $4.7 million decrease in operating income from non-bottling subsidiaries, and a $3.2 million decrease in capital expenditure incentives from Coca-Cola.

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

During the fourth quarter of 2000, Panamco performed an analysis of the Company's growth opportunities, cost structure and asset valuation. This resulted in several new steps to further position the Company for improved financial performance and future growth. These steps include additional restructuring of the distribution system in Brazil and Venezuela, plant closings and related disposal of property, plant and equipment, write-down of goodwill in the Venezuelan operating unit, write-off of obsolete property and equipment, bottles and cases, and asset write-downs related to coolers.

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

     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:




                                                                                 2000                         1999
                                                               ------------------------------------------ --------------
                                                                                 FOURTH        FIRST
                                                                   TOTAL         QUARTER       QUARTER        TOTAL
                                                               ------------------------------------------ --------------

Depreciation and amortization, excluding goodwill:
     Asset write-downs                                            $ 31,079      $ 31,079      $   -          $   -
                                                                  --------      --------      --------       --------

Facilities reorganization charges:
     Cash                                                           88,572        48,226        40,346         14,902
     Noncash                                                       415,087       375,555        39,532         20,270
                                                                  --------      --------      --------       --------
                                                                   503,659       423,781        79,878         35,172
                                                                  --------      --------      --------       --------
Other income (expense), net:
     Nonoperating charges                                            5,976           590         5,386          4,391
                                                                  --------      --------      --------       --------
Gross charges                                                      540,714       455,450        85,264         39,563
Tax benefit                                                        (46,516)      (23,111)      (23,405)       (11,869)
                                                                  --------      --------      --------       --------
Net charges                                                       $494,198      $432,339      $ 61,859       $ 27,694
                                                                  ========      ========      ========       ========



CAPITAL EXPENDITURES

     Total capital expenditures were $83.1 million, $123.9 million and $163.2 million in 2001, 2000 and 1999, respectively. During 2001, approximately 71%, 7%, 10% and 12% of such expenditures were made by Panamco NOLAD, Panamco Brazil, Panamco Colombia and Panamco Venezuela, respectively. Total purchases for bottles and cases were $47.8 million, $73.7 million and $74.6 million in 2001, 2000 and 1999, respectively. During 2001, approximately 42%, 0%, 34% and 24% of such expenditures were made by Panamco NOLAD, Panamco Brazil, Panamco Colombia and Panamco Venezuela, respectively.

     Our Board of Directors has established various criteria for the allocation of capital resources. The factors that management reviews in proposing three-year capital budgets include anticipated internal rates of return, pay-back periods and EVA(R) ("Economic Value Added") analysis from various investments, corresponding plans of Coca-Cola and anticipated levels of earnings and debt in the country in which such expenditures are proposed to be made. During 2002, we estimate that we will have aggregate capital expenditures of approximately $98.2 million. Estimates of capital expenditures are based on our current expectations and are subject to change. Actual costs may exceed estimates or we may reallocate or alter our capital budget. We intend to fund our capital expenditure program with cash on hand, consolidated cash flow from operations and borrowings at the holding and subsidiary level.

     Coca-Cola from time to time provides incentives for its bottlers to make particular types of capital expenditures. During 2001, 2000 and 1999, such incentives consisted of grants, which are included as other income in "Other income (expense)" in the consolidated financial statements, and loans included in the indebtedness referred to above. During the second quarter of 1999, Coca-Cola changed its cold equipment capital participation program to ensure that any funds received by us during 1999 and future years will be recognized as income in installments over a 60-month period. Our ability to include such amounts as income will also depend on whether we meet certain conditions in the future. Prior to the change, such amounts were included as income upon receipt, as no future conditions were required to be met, without regard to our earnings. See Note 20 of "Notes to Consolidated Financial

Statements." Coca-Cola also provides cooperative advertising support to us.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations amounted to $357.4 million in 2001, a $60.0 million increase from 2000. Cash provided by investing activities amounted to $26.5 million and included the release of investments in bank deposits for $125.0 million, which guaranteed bank loans obtained by subsidiaries and were therefore previously classified as noncurrent investments as well as $34.5 million proceeds from the sale of property, plant and equipment. Cash generated from operations and from investing activities was primarily used to pay down $145.0 million of our syndicated loan, to prepay $100.0 million of the remaining outstanding debt with Coca-Cola, to help reduce our Venezuelan and Brazilian debt, and to repurchase $133.2 million of our shares. Other uses of cash included capital expenditures, bottling and packaging expenditures and payment of shareholder dividends. At December 31, 2001, we had consolidated cash and cash equivalents of $133.7 million, a decrease of 30.3% compared to $191.8 million as of December 31, 2000. At December 31, 2001, we had negative working capital of $168.9 million, a slight improvement compared to a negative working capital of $172.3 million as of December 31, 2000. A working capital deficit is not unusual for us and does not indicate a lack of liquidity. We continue to maintain adequate current assets to satisfy current liabilities when they are due and have sufficient liquidity and financial resources to manage our day-to-day cash needs.

     As a holding company, our principal sources of cash are dividends from our subsidiaries and sales of our securities. The amount of dividends payable by the subsidiaries to us is subject to general limitations imposed by the corporate laws of the respective jurisdictions of incorporation of such subsidiaries. Dividends paid to us and other foreign shareholders by the subsidiaries are subject to investment registration requirements and withholding taxes. Withholding tax rates on dividends are 7% in Colombia and 15% in Costa Rica. There are no withholding taxes on dividends paid by Panamco Brazil to the Company out of income earned after December 31, 1995, and no withholding taxes on dividends paid by Panamco Nicaragua and Panamco Guatemala. Effective January 1, 2001, Venezuela imposed a 34% withholding tax and Colombia imposes a 35% withholding tax on dividends that arise from earnings that have not been subject to the payment of income tax.

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

     Total consolidated indebtedness decreased to $970.2 million at the end of 2001, from $1,253.8 million at the end of 2000, consisting of $580.0 million at the holding company level and $390.2 million of subsidiary indebtedness. Of the total debt, 88.6% is long-term. Our dollar-denominated debt decreased to 67.5% at the end of 2001 from 87.2% at the end of 2000. The $283.6 million reduction in gross debt is mainly the result of a combination of a $145.0 million pay down of our syndicated loan, a $100.0 million prepayment of the remaining outstanding debt with The Coca-Cola Financial Corporation (U.S.), a $124.1 million reduction in the debt held by our Venezuelan subsidiary and a $56.3 million reduction in the debt of our Brazilian subsidiary, offset by issuance of $141.8 million of debt in our other subsidiaries. Approximately $100.0 million of debt in our Mexican operations carry a Standard & Poor's rating of MX-AA and approximately $62.0 million of debt in our Colombian operations carry a Duff & Phelps rating of AAA. Net debt decreased to $836.6 million at the end of 2001 from $1,062.0 million at the end of 2000.

     During December 2001, the Company entered into a debt agreement for 930.0 million Mexican pesos (US$ 102.0 million at December 31, 2001), maturing in 2003 with semiannual principal payments and bearing interest at the 28-day TIIE (interbank equilibrium rate of Mexico) plus 0.75% (8.75% at December 31,
2001).

     During February 2001 and August 2001, the Company issued unsecured marketable bonds denominated in Colombian pesos for a total of Col$80.0 billion (US$34.9 million at December 31, 2001), with five-year maturities and annual interest rates ranging from DTF (the Colombian borrowing rate) plus 1.9% to DTF plus 2.7% (ranging from 10.7% to 11.5%, respectively, at December 31, 2001).

Our contractual obligations as of December 31, 2001 are as follows (See the Financial Statements):

                                                         PAYMENTS DUE BY PERIOD
                                              --------------- --------------- --------------- --------------- --------------
                                                                LESS THAN
                                                  Total           1 year        1 - 3 years      4 - 5 years   After 5 years
                                              --------------- --------------- --------------- --------------- --------------
Bank loans and long-term obligations              $ 970,242       $110,623      $  366,980       $ 177,690     $ 314,949
Capital lease obligations                             5,012          1,253           2,506           1,253             -
Operating leases                                     54,543         11,096          20,735          17,561         5,151
Other contractual obligations                        76,196         21,903          39,357          14,936             -


     On December 9, 1999, the Board of Directors authorized a $100.0 million share repurchase program of the Company's Class A Common Stock (the "Share Repurchase Program") in accordance with the anti-market-manipulation safe harbor of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Share Repurchase Program was supplemented with $25.0 million increases on each of July 20, 2001 and September 6, 2001. In addition to this $150.0 million authority, the Share Repurchase Program also provides for repurchases of shares from independent brokers by Panamco (currently totaling $4.8 million) made in connection with employees' stock option exercises. Panamco shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. During 2001, we repurchased 7,283,685 shares amounting to $133.5 (including brokerage commissions). In March 2002, the Board of Directors increased the Share Repurchase Program by $20 million. From the Share Repurchase Program's inception on December 9, 1999 to December 31, 2001, we have repurchased 8,437,564 shares for a total amount of $154.8 million (including brokerage commissions).

     On March 18, 2002, Molson, Inc. announced the acquisition of Kaiser, in which the Company holds a 12.1% ownership interest. The transaction is valued at $765 million. The Company expects that it will receive gross proceeds of approximately $78 million from this transaction. A small portion of the proceeds will be received in Molson shares, with the remaining amount to be received in cash within the next 90 days. At the present time, we distribute Kaiser products in our franchise area and the Molson, Inc. acquisition will not impact our distribution agreement. See Note 23 of "Notes to Consolidated Financial Statements."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our business exposes us to many different market risks, such as fluctuations in interest rates, currency exchange rates and commodity prices. Consequently, we consider risk management as an essential activity in the course of our business. We utilize hedging strategies to mitigate those risks. Our hedging strategies may include the use of derivative instruments, such as forwards, futures and options, generally with terms not exceeding one year. While it is not the policy of Panamco to enter into derivative instruments for speculative purposes, occasionally, Panamco may continue holding a derivative instrument for speculative purposes if other business goals and strategies are present at the time.

(1) INTEREST RATE RISK

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

     The following table shows our financial instruments that are sensitive to changes in interest rates. In this table, the fair value of long-term debt shown is based on the quoted market prices, or, when quoted market prices were not available, the present value of future cash flows:

                                                      EXPECTED MATURITY DATE                       2001                2000
                                       --------------------------------------------------  -----------------  ------------------
                                                                                     There
                                         2002     2003     2004    2005      2006    after  Total     F.V. (3)  Total     F.V. (3)
                                         ----     ----     ----    ----      ----    -----  -----     --------  -----     --------
 INTEREST RATE RISK
 (Amounts in equivalent millions
    of U.S. dollars)

 Fixed Rate Debt (1)
 -------------------
   -  In U.S. dollars                    $  6.8   $150.3   $    -  $    -   $    -   $300.0  $ 457.1  $  483.6  $  512.4  $  513.9
      Weighted average interest rate       4.1%     8.1%        -       -        -     7.3%
   -  In Brazilian reals                 $  1.5   $  0.1        -       -        -        -  $   1.6  $    1.5  $    2.3  $    2.1
      Weighted average interest rate       9.0%    10.1%        -       -        -        -
   -  In Guatemalan quetzals             $  2.4   $  0.7   $  0.8  $  0.6        -        -  $   4.5  $    4.4  $    5.2  $    5.1
      Weighted average interest rate      15.6%    15.0%    15.0%   15.0%        -        -
   -  In Colombian pesos                 $ 17.1        -        -       -        -        -  $  17.1  $   17.1         -         -
      Weighted average interest rate      12.4%        -        -       -        -        -
   -  In Mexican UDIS                         -        -        -       -   $127.0        -  $ 127.0  $  136.3         -         -
      Weighted average interest rate          -        -        -       -     8.6%        -

 Floating Rate Debt (2)
----------------------
   -  In U.S. dollars (4)                $ 30.8   $ 75.4   $ 86.0  $  1.3        -        -  $ 193.5  $  193.5  $  581.8  $  583.7
      Weighted average interest rate       4.0%     4.7%     2.9%    5.4%        -        -
   -  In Colombian pesos (5)                  -        -        -  $ 28.7   $ 19.6   $ 14.9  $  63.2  $   63.2  $   29.1  $   29.1
      Weighted average interest rate          -        -        -   11.6%    10.7%    11.7%
   -  In Mexican pesos (5)               $ 51.0   $ 51.0        -       -        -        -  $ 102.0  $  102.0  $  115.2  $  115.2
      Weighted average interest rate       8.0%     8.0%        -       -        -        -
   -  In Brazilian reals (5)                  -        -        -       -        -        -        -         -  $    7.8  $    7.8
      Weighted average interest rate          -        -        -       -        -        -
   -  In Costa Rican colon (5)           $  1.0   $  1.2   $  1.5  $  0.5        -        -  $   4.2  $    4.2         -         -
      Weighted average interest rate      17.5%    17.5%    17.5%   17.5%        -        -

                                         ------   ------   ------  ------    -----   ------  -------  --------  --------  --------
        Total debt                       $110.6   $278.7   $ 88.3  $ 31.1   $146.6   $314.9  $ 970.2  $1,005.9  $1,253.8  $1,256.9
                                                                                             =======  ========  ========  ========
        Less bank loans                  $ 35.2
                                         ------
        Total 2002 long-term debt        $ 75.4
                                         ======
-------------------

(1)  Fixed interest rates are weighted averages as contracted by us.
(2) Floating interest rates are based on market rates as of December 31, 2001, plus the weighted-average spread for us.
(3)  F.V. = Fair Value
(4)  Market interest rates are based on the U.S. dollar LIBOR curve.
(5) Market rates are based on the country benchmark or LIBOR and assume a flat yield curve.

     Panamco had a floating-to-fixed interest rate swap (the "Swap"), expiring in November 2002, with a total notional amount outstanding at December 31, 2001 of $250.0 million, which exchanges LIBOR for a fixed interest rate of 6.437%. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Panamco designated the Swap as a cash flow hedge. During 2001, Panamco determined that it was probable that the original forecasted transaction would not continue through the expiration of the Swap. Therefore, Panamco reclassified $12.2 million of unrealized losses related to the Swap from accumulated other comprehensive income to other expense, net in Panamco's statement of operations. The fair value of the Swap was $10.4 million as of December 31, 2001.


(2) Foreign Exchange Risk

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

     To mitigate the impact of currency exchange rates fluctuations, we may enter into foreign exchange forward contracts with financial institutions in order to lock in the exchange rates for anticipated transactions. On December 28, 2001, Panamco entered into foreign currency forward purchase contracts, expiring in 2002, with total notional amounts of approximately $23.5 million, which exchange Brazilian reales for U.S. dollars. As of December 31, 2001, the fair value of these foreign currency forward purchase contracts was zero.

(3) Commodity Price Risk

     Our largest exposure to commodity price fluctuations is for sugar. As a risk management practice, we may utilize both futures and options contracts to hedge against an increase in the price of sugar. As of December 31, 2001, although we did not hold a material hedging position for sugar, Panamco had call options outstanding to purchase 4,000 metric tons of sugar for a total cost of $18 thousand. The fair value of these options was $30 thousand as of December 31, 2001. Because inventories of sugar are of a short-term nature, they are not included in this market risk disclosure. See Note 11 of "Notes to Consolidated Financial Statements."


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


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors presently consists of 12 members, whose terms are divided into three classes as set forth below. Coca-Cola currently has the contractual right to designate three nominees for election to the Board and currently designates Messrs. Fayard and Schimberg to the Board. Venbottling presently has contractual rights to designate Gustavo A. Cisneros and Oswaldo
J. Cisneros for election to the Board. All directors are elected for three-year terms.

     The following table sets forth at March 15, 2002, the names and country of citizenship of the members of our Board, their tenure as directors and the year in which their next term will expire:

                                             Country of      Director     Term
Name                                         Citizenship      Since      Expires
----                                         -----------     --------    -------
Gustavo A. Cisneros......................   Venezuela          1997       2003
Oswaldo J. Cisneros......................   Venezuela          1997       2003
William G. Cooling.......................   Canada             1994       2004
Gary P. Fayard...........................   U.S.A.             2001       2002
Luiz Fernando Furlan.....................   Brazil             1994       2003
Craig D. Jung............................   U.S.A.             2002       2004
Wade T. Mitchell.........................   U.S.A.             1986       2004
James J. Postl...........................   Canada             2000       2002
Henry A. Schimberg.......................   U.S.A.             2000       2002
Houston Staton...........................   Colombia           1997       2002
Stuart A. Staton.........................   U.S.A.             1997       2004
Woods W. Staton Welten...................   Colombia           1982       2003

     The following table sets forth the names, ages and tenures of our executive officers:



                                                                                                             Years with
Name                                   Age                         Position                        Since       Panamco
----                                   ---                         --------                        -----     ----------
William G. Cooling................      57    Chairman of the Board and Chief Executive Officer    2000          8
Henry A. Schimberg................      69    Vice Chairman of the Board                           2000          2
Craig D. Jung.....................      47    President and Chief Operating Officer                2002          1
Mario Gonzalez Padilla............      43    Vice President, Chief Financial Officer,             2002          1
                                              Treasurer and Assistant Secretary

Annette Franqui...................      40    Vice President--Corporate Finance**                  2001          1
Carlos Hernandez-Artigas..........      38    Vice President--Legal and Secretary                  1994          8
Ruben Pietropaolo.................      51    Vice President--North Latin American Division        2002          3
                                              (Mexico and Central America, known as NOLAD),
                                              (President of Panamco Mexico and Panamco Central
                                              America)*
Moises Morales....................      42    Vice President--Venezuelan Operations (President     1999          6
                                              of Panamco Venezuela)
Roberto Ortiz.....................      46    Vice President--Colombian Operations (President of   1998          8
                                              Panamco Colombia)

Paulo Sacchi......................      55    Vice President--Brazilian Operations (President of   2002          6
                                              Panamco Brazil)
____________________
*    The North Latin American Division (NOLAD), created in February 1999, incorporates Mexico, Guatemala, Nicaragua and Costa Rica operations.
**   Not an officer for purposes of Panamanian law.


Officers are elected by our Board of Directors annually, and serve at the pleasure of the Board of Directors.

     The backgrounds of the directors and the executive officers and such other members of management of the Company are described below:

     Mr. Gustavo A. Cisneros was elected a director of the Company in June 1997. Mr. Cisneros is Chairman and Chief Executive Officer of the Cisneros Group of Companies, an organization that includes more than 50 companies in Latin America, Europe and the United States. Mr. Cisneros is a founding member of the International Advisory Board of the Council on Foreign Relations in New York, a former director of the International Advisory Committee of The Chase Manhattan Bank and a director of the Chairman's Council of the Americas Society as well as a member of the International Advisory Council of the United States Information Agency, the Board of Overseers of the International Center for Economic Growth, the International Advisory Board of Power Corporation of Canada and the International Advisory Board of Gulfstream Aerospace Corporation. Mr. Cisneros sits on the Board of Directors of Georgetown University, the International Advisory Board of Columbia University, America Online Latin America, Evenflo Co., Inc., Univision Communications, Inc., and is a Trustee of The Rockefeller University in New York. Mr. Cisneros is the cousin of Oswaldo J. Cisneros.

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

     Mr. Gary P. Fayard was elected a director of the Company in February 2001 in replacement of Mr. Timothy J. Haas who resigned in January 2001. Mr. Fayard is Senior Vice President and Chief Financial Officer of The Coca-Cola Company. Mr. Fayard joined The Coca-Cola Company in April 1994 as Deputy Controller and was elected Vice President and Controller in July 1994. He was elected to his current position in December 1999. Prior to joining The Coca-Cola Company, Mr. Fayard served 19 years with Ernst & Young LLP, concluding his service there as a partner. Mr. Fayard is a member of the Board of Directors of Coca-Cola Enterprises, Inc.

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

     Mr. Craig D. Jung was elected a director and President and Chief Operating Officer of the Company in March 2002. From October 2000 to joining the Company, Mr. Jung was the Chief Executive Officer of eOriginal, Inc., an e-commerce company. From July 1997 to October 1999, he served as the Chief Operating Officer of the Pepsi Bottling Group. From October 1996 to June 1997, Mr. Jung was the General Manager of South America and the Caribbean for the Pepsi-Cola Company. Mr. Jung also serves on the Board of Directors of J.M. Huber Corporation.

     Mr. Wade T. Mitchell was first elected a director of the Company in June 1986. Mr. Mitchell is retired. Prior to January 1994, he was an Executive Vice President of SunTrust Bank, Atlanta, Georgia, for more than five years.

     Mr. James J. Postl was elected a director of the Company in July 2000. Mr. Postl is President and Chief Executive Officer of Pennzoil-Quaker State Company. Mr. Postl joined Pennzoil-Quaker State Company in October 1998 as President and Chief Operating Officer. He was elected to his current position in May 2000. Prior to joining Pennzoil-Quaker State Company, Mr. Postl served as President of Nabisco Biscuit Company from 1996 to 1998. Prior to joining Nabisco Mr. Postl held a variety management positions with PepsiCo, Inc. over a 19-year period.

     Mr. Henry A. Schimberg was elected a director of the Company in May 2000. Until the end of 1999, Mr. Schimberg served as President and Chief Executive Officer of Coca-Cola Enterprises Inc. Mr. Schimberg served as President and a director of Coca-Cola Enterprises Inc. since December 1991. He served as Chief Operating Officer from December 1991 until April 1998, when he became Chief Executive Officer. Mr. Schimberg has served on the board of Coca-Cola Enterprises as well as the boards of numerous state soft drink associations and the Canada-United States Fulbright program. Mr. Schimberg serves on the board of directors of Coca-Cola Amatil Limited and Coca-Cola HBC S.A.

     Mr. Houston Staton was elected a director of the Company in 1997. For more than four years prior to April 1997, he served on the Advisory Board of Panamco. He has been a director of 3 Points Technology, Inc. since May 1996. From 1992 through September 1995, Mr. Staton was an owner-operator of McDonald's in Caracas, Venezuela. He is the brother of Woods W. Staton Welten and the cousin of Stuart A. Staton.

     Mr. Stuart A. Staton was elected a director of the Company in 1997. He has previously served as Vice President-Investor Relations and Executive Assistant to the President of the Company. For more than three years prior to June 1990, Mr. Staton served as Executive Assistant to the President of Panamco Brazil, and, from 1980 to 1986, he served in various capacities in Panamco Mexico. He is the cousin of Houston Staton and Woods W. Staton Welten.

     Mr. Woods W. Staton Welten was first elected a director of the Company in 1982. Mr. Staton Welten was the Vice President of Marketing for Panamco Colombia from 1980 to 1982 and has been the President of Arcos Dorados S.A., the Argentinean joint venture of McDonald's Corporation, since 1984. He is the brother of Houston Staton and the cousin of Stuart A. Staton.

     Mr. Paulo J. Sacchi has been with Panamco for over ten years. He was appointed Vice President - Brazilian Operations and President of Panamco Brazil in March 2002. From 1998 to March 2002, he was Panamco's Chief Financial Officer. He previously served as Vice-President-Operations of Panamco Brazil, and prior to that as Vice President - Strategic Planning and Vice President-Operations.

     Mr. Mario Gonzalez Padilla was elected Vice President, Chief Financial Officer and Treasurer in March 2002. From 1998 to 2002, Mr. Gonzalez was Chief Financial Officer of Transportation Ferroviaria Mexicana, a railroad and logistics company. From 1995 to 1997, he was corporate comptroller of Grupo TMM, a maritime and ground transportation company. From 1983 to 1992, he served in a number of finance positions with Dow Chemical Company.

     Ms. Annette Franqui joined the Company as Vice President-Corporate Finance in March 2001. Prior to joining the Company, Ms. Franqui was the Co-Founder and President of Obsidiana, an online destination for Spanish and Portuguese speaking women. From 1994 to 2000 and from 1986 to 1989, Ms. Franqui served in a number of positions with J.P. Morgan, including Managing Director in charge of the Latin American Equities Research Group. From 1989 to 1994, Ms. Franqui was a vice-president with Goldman Sachs.

     Mr. Carlos Hernandez-Artigas was elected Secretary of the Company in November 1993 and Vice President-Legal in January 1994. From 1992 to October 1993, he was an associate at the law firm Fried, Frank, Harris, Shriver & Jacobson in New York City.

     Mr. Ruben Pietropaolo was elected Vice President - NOLAD Operations and President of Panamco NOLAD in February 2002. From March 1998 to January 2001, Mr. Pietropaolo served as a division head with Citibank in corporate banking Latin America and then in Global Consumer Banking in Central Asia Pacific. From May 1995 to February 1998, Mr. Pietropaolo was an executive officer of Panamco where he was promoted from the President of Panamco Colombia to President of Panamco's Andean division. Mr. Pietropaolo also has 15 years experience in a number of officer's positions with PepsiCo International.

     Mr. Moises Morales was appointed Vice President-Venezuela Operations and President of Panamco Venezuela in January 1999. From December 1996 to September 1998 he was President of Panamco Costa Rica and from September 1998 to January 1999 he was President of Panamco Central America and Vice President-Central America Operations. He has over 15 years' experience in the Coca-Cola system in Mexico. He also served as regional manager in the Panamco Colombia operations.

     Mr. Roberto Ortiz was elected Vice President-Colombian Operations and President of Panamco Colombia in September 1998. From September 1993 until May 1997, he served as Vice President-Operations of Panamco Colombia. Before joining Panamco Colombia, he served in Coca-Cola de Colombia as Marketing Operations Manager and Director for more than 15 years.

DIRECTORS FEES

     Directors of the Company other than the Chief Operating Officer receive annual directors' fees of $35,000 and $1,000 per diem for attendance at Board of Directors and committee meetings. Committee chairmen also receive $3,000 per year.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

     The Securities Exchange Act of 1934 requires the Company's directors, executive officers and any person owning more than 10% of the Company's Class A common stock to file reports with the Securities and Exchange

Commission regarding their ownership of the Company's stock and any changes in such ownership. Based on our review of the copies of these reports and certifications given to us, we believe that the Company's executive officers, directors and 10% shareholders complied with their filing requirements for 2001, with the exception that Mr. Fayard's initial report on Form 3 was not filed on a timely basis.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes for the fiscal years ended December 31, 2001, 2000 and 1999, all compensation awarded to, earned by, or paid to (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer of the Company who were serving in executive officer capacities at the end of December 2001.

                                              SUMMARY COMPENSATION TABLE
                                                          ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                                 -------------------------------------- -------------------------------------
                                                                            OTHER                     SECURITIES
                                                                            ANNUAL         RESTRICTED  UNDERLYING  ALL OTHER
                                                                            COMPEN-          STOCK    OPTIONS/SAR  COMPEN-
NAME AND PRINCIPAL POSITION               YEAR     SALARY ($)   BONUS ($)   SATION ($)     AWARDS ($)   AWARDS     SATION ($)
--------------------------------------------------------------------------------------- -------------------------------------
William G. Cooling                        2001     $   -        $   -      $     -         $   -             -     $      -
   Chairman of the Board and              2000         -            -            -            (3)    350,000(4)           -
   Chief Executive Officer

Henry A. Schimberg                        2001         -            -            -             -             -            -
   Vice Chairman of the Board             2000         -            -            -            (3)    250,000(4)           -

Paulo J. Sacchi                           2001      343,957      208,800    229,135(1)         -      65,000        17,475(2)
   Senior Vice President,                 2000      325,000       27,600    224,600            -      64,320        18,135(2)
   Chief Financial Officer and            1999      325,000       76,500         -             -      74,400        21,654(2)
   Treasurer

Carlos Hernandez-Artigas                  2001      256,800      139,200    202,298            -      35,000        11,967(2)
   Vice President - Legal and Secretary   2000      228,000       13,600    226,033            -      25,900        12,358(2)
                                          1999      228,000       51,700         -             -      25,000        11,762(2)

Annette Franqui                           2001      208,095      199,500         -             -      80,000               -
   Vice President - Corporate Finance
------------------

(1)  Other Annual Compensation for Mr. Sacchi includes housing allowance of $59,401 in 2001.
(2)  All Other Compensation includes a matching pension contribution by the Company to the Company's non-qualified pension plan.
(3)  On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per
     share, the Company granted 400,000 and 300,000 shares of nonvested stock to the Chairman and Chief Executive Officer and the Vice Chairman, respectively. By the terms of the restricted stock, one-third of the shares vested in July 2001 as a result of the share price exceeding the grant date share price by $5.00 for the required period of time. Pursuant to the restricted stock agreement, as amended, an additional one-third of the shares will vest if the share price exceeds the grant date share price by $10.00 or more on or before the fifth anniversary of the grant date, and the remaining one-third will vest in the event that the share price equals or exceeds the grant date share price by $15.00 or more on or before the sixth anniversary of the grant date. The holders are entitled to dividends on the entire amount of the restricted stock.
     Non-vested shares shall be forfeited to the extent that they do not vest by the applicable expiration date. In connection with the July 2001 vesting of the restricted stock, the Company loaned $776,756 and $801,335 to Mr. Cooling and Mr.
     Schimberg, respectively, which is the amount of their tax withholding triggered by the restricted stock vesting. Such loans bear an annual interest rate of five percent and mature on the earlier of June 2006 or 30 days following termination of employment.
(4)  On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per
     share, the Company granted 350,000 and 250,000 options, respectively, to the Chairman and CEO and the Vice Chairman at an
     exercise price of $14.25 per share. These options vested 50% upon issuance and 50% one year thereafter.

OPTION GRANTS


     The table below sets forth information concerning stock options granted to the executive officers named in the "Summary Compensation Table" during the year ended December 31, 2001:




                                               OPTION/SAR GRANTS IN 2001

                               NUMBER OF SECURITIES       % OF TOTAL
                                    UNDERLYING         OPTIONS/SARS GRANTED     EXERCISE OR                           GRANT DATE
                               OPTIONS/SARS GRANTED       TO EMPLOYEES IN       BASE PRICE                          PRESENT VALUE
NAME                                    (#)                 FISCAL YEAR       ($/SHARE)        EXPIRATION DATE         ($)(2)
--------------------------------------------------------------------------------------------------------------------------------

William G. Cooling                       3,619(1)                  0.4%           $ 16.09         11/08/11            $ 23,379
Henry A. Schimberg                       3,619(1)                  0.4%             16.09         11/08/11              23,379
Paulo J. Sacchi                         65,000(1)                  6.5%             16.09         11/08/11             419,900
Carlos Hernandez-Artigas                35,000(1)                  3.5%             16.09         11/08/11             226,100
Annette Franqui                         40,000(1)                  4.0%             16.09         11/08/11             258,400
Annette Franqui                         40,000(1)                  4.0%             17.84         04/09/11             299,200

-------------------

(1) These options were made pursuant to the "Employee Stock Option Plan" under which the options vest over a three-year period. Options expire ten years from the date of issuance.

(2) The present value of the options is based on the Black-Scholes option valuation model, whereby the weighted-average fair value at date of grant for options with an exercise price of $16.09 was $6.46 and the options with an exercise price of $17.84 was $7.48. The weighted-average assumptions for stock options granted during 2001 using the Black-Scholes option valuation model were: (i) risk-free interest rate of 3.90%, (ii) dividend yield of 1.40%, (iii) expected volatility of 40.5%, and (iv) expected option term life of 6.4 years.

OPTION EXERCISES AND YEAR-END VALUES

     The table below sets forth information concerning the exercise of stock options by the executive officers named in the "Summary Compensation Table" during the year ended December 31, 2001 and the value of unexercised options as of December 31, 2001:


                                         AGGREGATE OPTION/SAR EXERCISES IN 2001
                                              AND FY-END OPTION/SAR VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                                NUMBER OF SECURITIES         IN-THE-MONEY OPTIONS/SARS AT
                                  SHARES                       UNDERLYING UNEXERCISED        FY-END ($) (BASED ON $14.86
                                ACQUIRED ON      VALUE        OPTIONS/SARS AT FY-END (#)       PER SHARE) EXERCISABLE/
NAME                            EXERCISE (#)   REALIZED ($)  EXERCISABLE / UNEXERCISABLE             UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
William G. Cooling                     0             0             355,549 / 4,893                 $213,608 / $217
Henry A. Schimberg                     0             0             250,636 / 4,893                   152,608 / 217
Paulo J. Sacchi                        0             0           155,240 / 109,880                  18,525 / 7,718
Carlos Hernandez-Artigas               0             0            113,899 / 60,599                   6,355 / 2,970
Annette Franqui                        0             0                  0 / 80,000                       0 / 0



INTERNATIONAL PENSION PLAN

     The following table sets forth the annual retirement benefits that may be paid to a total of 24 executives of the Company (including two of the named executives officers listed in the Summary Compensation Table) that are participants in the Company's International Pension Plan, a non-qualified plan. To vest, the executive must have 10 years of service with the Company and retire after age 55. Benefits are payable at age 65 based on an executive's average annual salary and bonus for the 3 years preceding retirement. The Company, at its option, may make a lump sum distribution to an employee at retirement in lieu of annual benefits described in this table. Reduced benefits are applicable for early retirement starting at age 55. The years of credited service for Mr. Sacchi are 16.5 years and for Mr. Hernandez-Artigas are 8 years.

                                           PENSION PLAN TABLE

                                 YEARS OF CREDITED SERVICE WITH THE COMPANY
                      ----------------------------------------------------------------
     REMUNERATION       15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
     ---------------- ------------ ------------ ------------ ------------ ------------

           $100,000     $ 12,000     $ 16,000     $ 20,000     $ 24,000     $ 28,000
            200,000       24,000       32,000       40,000       48,000       56,000
            300,000       36,000       48,000       60,000       72,000       84,000
            400,000       48,000       64,000       80,000       96,000      112,000
            500,000       60,000       80,000      100,000      120,000      140,000
            600,000       72,000       96,000      120,000      144,000      168,000
            700,000       84,000      112,000      140,000      168,000      196,000


     Cash Bonus Plan. We have adopted a short-term incentive plan (the "Bonus Plan"), pursuant to which key executives of the Company and subsidiaries may receive bonus compensation based on Company performance, as determined by the Compensation Committee of the Board of Directors (the "Committee"). Under the amended Bonus Plan, effective as of January 1, 2002, each participant is assigned a target award expressed as a percentage of base salary in varying amounts (which do not exceed 60% of base salary). The actual award will be based on Company performance, and will vary from 0% to 300% of the target award, on the basis of the relationship between actual performance of the participant's "Economic Unit" (that is, the Company or Panamco Mexico, Panamco Colombia, Panamco Brazil, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala) and projected performance. For purposes of evaluating Economic Unit performance, the Committee will compare actual revenues, cash operating profit, net income and free cash flow to projected amounts. The target award for Ms. Franqui and Messrs. Sacchi and Hernandez is 35%, 50% and 40% respectively. Messrs. Coolilng and Schimberg do not participate in the Bonus Plan.

     The Committee has the authority to select participants and to establish target awards and performance measures. The Committee may amend, suspend or terminate the Bonus Plan at any time.

     Equity Incentive Plan. We have an Equity Incentive Plan (the "Equity Incentive Plan"), the purpose of which is to further the growth, development and financial success of the Company by providing incentives to selected employees. Pursuant to the Equity Incentive Plan, options (including incentive stock options) to purchase shares of Class A Common Stock and restricted stock awards with respect to Class A Common Stock may be granted. A total of 14,200,000 shares of Class A Common Stock (subject to adjustment upon certain events) is available for grant although no individual may receive options to purchase more than 200,000 shares of Class A Common Stock within any calendar year. The Equity Incentive Plan is administered by the Committee. The Committee determines the terms and conditions of all grants, subject to certain limitations set forth in the plan. In 2001, we granted options to purchase 1,004,738 shares of Class A Common Stock under the Equity Incentive Plan and 1,029 shares of restricted stock.

     Stock Option Plan for Nonemployee Directors. We have a Stock Option Plan for Nonemployee Directors (the "Stock Option Plan for Nonemployee Directors"), the purpose of which is to attract and retain the services of experienced and knowledgeable nonemployee directors. The Stock Option Plan for Nonemployee Directors provides each nonemployee director with an option to purchase a specified number of shares of Class A Common Stock. A total of 190,000 shares of Class A Common Stock is available for grant. The Stock Option Plan for Nonemployee Directors is administered by the Board of Directors or a subcommittee thereof. The Board of Directors has the discretion to amend, terminate or suspend the Stock Option Plan for Nonemployee Directors at any time. All options granted under the Stock Option Plan for Nonemployee Directors expire 10 years from the date of issuance. In 2001, we granted each nonemployee director options to purchase 3,619 shares of Class A Common Stock of an exercise price of $16.09.

     As of December 31, 2001, the total number of shares of Class A Common Stock underlying outstanding options granted under the Equity Incentive Plan and under the Stock Option Plan for Nonemployee Directors (after giving effect to the two-for-one stock split effected on March 31, 1997) was 7,354,002 shares.


EMPLOYMENT AGREEMENTS

     The Company has compensation arrangements or employment agreements with certain of the executive officers named in the "Summary Compensation Table."

     Messrs. Cooling and Schimberg. In November 2000, we entered into employment agreements with Messrs. Cooling and Schimberg that provide for a one-year term with automatic renewals for additional six-month terms. Pursuant to the employment agreements, we granted Messrs. Cooling and Schimberg the equity awards described in the "Summary Compensation Table" and "Options/SAR Grants in 2001" table. Commencing in 2002, Messrs. Cooling and Schimberg will be entitled to receive a cash bonus of up to $1,000,000 and $400,000, respectively, if certain performance targets are attained.

     Mr. Sacchi. In connection with Mr. Sacchi's appointment as the President of Panamco Brazil and the Company's Vice President--Brazilian operations in February 2002, we entered into a employment agreement with Mr. Sacchi and terminated his previous employment agreement with the Company. The new agreement provides for an annual base salary of $400,000 and expires on December 31, 2002. If Mr. Sacchi's employment is terminated upon a "change in control" or "without cause" (as defined in the employment agreement), he will be entitled to his base salary and bonus through the end of the term of the employment agreement.

     Mr. Hernandez-Artigas. In October 1999, we entered into an employment agreement with Mr. Hernandez-Artigas that provides for a three-year term with an automatic one-year renewal. The agreement provides for a minimum annual salary of $228,000 and participation in any pension, profit-sharing, vacation, insurance, hospitalization, medical health, disability and other employee benefit or welfare plan, program or policy that the Company may adopt, subject to eligibility and participation provisions set forth in the plan or program. The agreement contains provisions for severance payments and benefits if the Company terminates the executive's employment for reasons other than cause (as defined in the agreement), or if the executive terminates his employment for "good reason" (as defined in the agreement). The agreement also contains provisions for severance payments and benefits if, after a change in control of the Company, the executive's employment is terminated other than for cause or if the executive terminates his employment for good reason. The agreement has a clause which prohibits the executive, for two years following the termination of employment other than by the Company without cause or by the executive for good reason, from competing directly or indirectly with the Company or disclosing proprietary or confidential information.

OTHER COMPENSATION MATTERS

     In connection with Mr. Alejandro Jimenez' December 2001 retirement as President, Chief Executive Officer and director of the Company, we paid Mr. Jimenez certain amounts pursuant to his employment agreement and an Employment Termination and General Release, dated December 28, 2001, including (i) a lump sum equivalent to two and one-half times his base salary and two and one-half times his target bonus for the year 2001; and (ii) a pro rata portion of Mr. Jimenez' incentive compensation for the year 2001. We will continue to provide the individual benefit programs described in the employment agreement for a period of 18 months following the end of Mr. Jimenez' employment with the Company. All stock options granted during the term of Mr. Jimenez' employment became fully vested. Mr. Jimenez has agreed that, for a two-year period, he will not directly or indirectly compete with the Company or disclose proprietary or confidential information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during 2001 were Mr. Wade T. Mitchell, Mr. Woods W. Staton Welten, Mr. James Postl, Mr. Gustavo A. Cisneros, and Mr. Henry Schimberg. There were no relationships with respect to Compensation Committee interlocks and insider participation in compensation decisions during 2001.

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

     Members of the Board of Directors and the executive officers of the Company beneficially own 8,113,949 shares of Class B Common Stock or approximately 93.6% of the outstanding shares of such class as of March 15, 2002, of which 5,155,052 shares are subject to the Voting Trust (as defined below).

     The following table sets forth beneficial ownership of the Class B Common Stock as of March 15, 2001 with respect to each person known by the Company to own beneficially more than 5% of the outstanding shares of Class B Common Stock:

                                                              SHARES OF CLASS B
     OWNER                                                       COMMON STOCK        PERCENT OF CLASS
     -----                                                    -------------------    ----------------

     Lt. Gen. Donald Colin Mackenzie, Mr. James M. Gwynn,
     Mr. Woods W. Staton Welten and Mr. Stuart A. Staton
     in the capacities as Voting Trustees under the Voting
     Trust Agreement (1)                                           5,155,052                59.4%

     Coca-Cola                                                     2,180,053                25.1%

     Venbottling Holdings, Inc.                                      778,844                 9.0%
-----------------------

(1)  Except as otherwise indicated above, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned as set forth opposite such person's name. The address of the voting trustees is
     c/o The Bank of Butterfield Executor & Trustee Co. Ltd., P.O. Box HM 195, Hamilton HM GX, Bermuda. For additional information, see the section entitled "Voting Trust" below.

     The following table shows the number of shares of the Company Class A and Class B Common Stock beneficially owned on March 15, 2002, by the directors, the individuals named in the "Summary Compensation Table" and all directors and current executive officers as a group:

                                              STOCK OWNERSHIP TABLE
-------------------------------------------------------------------------------------------------------------
                                                                                        PERCENT OF SHARES
NAME OF BENEFICIAL OWNER                          SHARES BENEFICIALLY OWNED (1)            OUTSTANDING
----------------------------------------------  -----------------------------------  ------------------------
Gustavo A. Cisneros........................                     3,866,500                       3.2%
Oswaldo J. Cisneros........................                     3,774,414                       3.1%
William G. Cooling.........................                       592,311                          *
Gary Fayard................................                             -                          *
Luiz Fernando Furlan.......................                        32,216                          *
Craig D. Jung..............................                             -                          *
Wade T. Mitchell...........................                       174,495                          *
James J. Postl.............................                         2,470                          *
Henry A. Schimberg.........................                       353,278                          *
Houston Staton.............................                     4,039,416                       3.3%
Stuart A. Staton...........................                       228,497                          *

Woods W. Staton Welten.....................                     4,273,796                       3.5%
Paulo J. Sacchi............................                       155,250                          *
Carlos Hernandez-Artigas...................                       114,199                          *
Annette Franqui............................                        13,333                          *
Directors and Executive Officers
   as a Group (19 persons).................                    17,901,337                      14.7%
----------------------

*    Less than 1% of the outstanding shares of Class A and Class B Common
     Stock.
(1)  The shares shown include the following shares directors and the named executive officers have the right to acquire within
     60 days through the exercise of vested stock options: Gustavo Cisneros, 2,893; Oswaldo Cisneros, 2,893; William Cooling,
     355,549; Luis Fernando Furlan, 4,913; Wade T. Mitchell, 4,913; James J. Postl, 636; Henry Schimberg, 250,636; Houston
     Staton, 5,549; Stuart A. Staton, 5,549; Woods W. Staton Welten, 4,913; Paulo J. Sacchi, 155,240; Carlos Hernandez-Artigas,
     113,899; Annette Franqui, 13,333; and for all Directors and Officers as a Group, 1,224,062.


SERIES C PREFERRED STOCK

     The holder of the Series C Preferred Stock (the "Holder") is not entitled to receive any dividends with respect to the Series C Preferred Stock and is entitled to a preference on the liquidation, dissolution or winding-up of the Company of $1.00. Pursuant to the Certificate of Designation for the Series C Preferred Stock, we have agreed not to take certain actions without the approval of the Holder, including, but not limited to: (i) certain consolidations, mergers and sales of substantially all of our assets; (ii) any acquisition or sale of a business (or an equity interest therein) if the purchase price or sales price thereof, as the case may be, exceeds a material amount (as defined therein); (iii) entry into any new significant line of business or termination of any existing significant line of business; (iv) certain capital expenditures and acquisitions and dispositions of property and equipment; (v) certain transactions with affiliates (as defined); (vi) certain changes in our policy with respect to dividends or distributions to shareholders; and (vii) certain changes to our Articles of Incorporation or By-laws. These rights are subject to certain exceptions and qualifications and may be suspended or terminated in certain circumstances.

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

     The Series C Preferred Stock may not be transferred to any person other than Coca-Cola or a corporation 100% of the capital stock of which (other than directors' qualifying shares or shares held by persons to comply with local law) is owned, directly or indirectly, by Coca-Cola. Upon any transfer in violation of such restrictions, the Series C Preferred Stock will convert automatically to a share of Class A Common Stock.

     Pursuant to the investment agreement (the "Investment Agreement") dated November 1, 1995, between us and Coca-Cola Export Corporation ("Export"), a wholly owned subsidiary of Coca-Cola, for so long as Export is entitled to delegate one or more individuals for election to our Board of Directors, in the event of certain subsequent new issues of Common Stock, Coca-Cola will have the right to purchase shares of Common Stock from us (on the terms of such new issue) in order to maintain its economic and voting interest in Panamco. Under certain circumstances (but not currently), Export has the right to request that we file a registration statement so as to permit or facilitate the sale or distribution of shares of Class A Common Stock beneficially owned by Coca-Cola. In addition, in certain instances (but not currently), when we propose to register under the Securities Act of 1933 shares of our Common Stock in connection with an underwritten offer for our own account, we must offer Export the opportunity to include in such registration statement shares of Common Stock beneficially owned by Coca-Cola.

VOTING TRUST

     The beneficial owners of 5,155,052 shares of Class B Common Stock, who are no longer the holders of record of such shares, representing approximately 59.4% of the shares of such class, have entered into a Voting Trust

Agreement amended and restated as of April 20, 1993, as amended (the "Voting Trust"), among such beneficial owners and Lt. Gen. Donald Colin Mackenzie, Mr. James M. Gwynn, Mr. Woods W. Staton Welten and Mr. Stuart A. Staton, as the voting trustees (the "Voting Trustees"). The Voting Trust will expire on January 11, 2013. The Voting Trust may be amended at any time by the holders of voting trust certificates representing 70% of the shares subject to the Voting Trust. Under the terms of the Voting Trust, the Voting Trustees may vote as they, in their sole discretion, deem to be in the best interests of the holders of the voting trust certificates. However, the Voting Trustees are not permitted to vote on any proposal for a merger, consolidation or certain other significant transactions involving the Company, except as directed by the individual holders of the voting trust certificates (or, if no such direction is received, in accordance with the recommendation of our Board of Directors). The Voting Trustees also agreed with Coca-Cola and Export (i) to vote for Coca-Cola's designees for election to our Board of Directors and (ii) not to take any action or cause us to take any action the effect of which would circumvent or adversely affect or be inconsistent with any of the terms of the Series C Preferred Stock. The Voting Trustees have also agreed with Venbottling to vote for Venbottling's designees for election to our Board of Directors. Certain of the Voting Trustees are directors of the Company. See "Item 10.-- Directors and Officers of the Registrants."

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


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CISNEROS FAMILY

     Many of the raw materials and supplies used in Venezuela are purchased from companies owned by or affiliated with members of the Cisneros family, the former owners of Panamco Venezuela, as follows:


                          Entity                  Material Supplied         Amount Paid in 2001*
                         -------                  -----------------         --------------------

     Productos de Vidrio, S.A.                           Bottles                 $ 11,935
     Central Azucarero Portuguesa, C.A.                   Sugar                    49,622
     Proyectos PET C.A.                                    PET                     16,031
     Gaveras Plasticas Venezolanas, C.A.              Plastic cases                   608
     C.A. Cerverceria Regional                             Beer                    14,355

     *  Stated in thousands of U.S. dollars

We believe the terms of such arrangements are no less favorable to us than those that could be obtained from independent third parties.

FRANCHISE ARRANGEMENTS

     Coca-Cola (or its subsidiaries) has entered into exclusive Bottling Agreements with each of our Bottlers. The Bottling Agreements expire on various dates. In 1995, we and Coca-Cola agreed that all bottling agreements of our Mexican subsidiaries will have a uniform term ending in 2005, renewable for additional ten-year terms. In general, the Brazilian, Venezuelan, Nicaraguan, Costa Rican, Guatemalan and Colombian agreements are for five-year terms, renewable for additional five-year terms.

     The Bottling Agreements regulate the preparation, bottling and distribution of beverages in the applicable franchise territory. The Bottling Agreements authorize the Bottlers to use the concentrates purchased from Coca-Cola to bottle, distribute and sell a variety of beverages under certain brand names and in certain approved presentations and to utilize the trademarks of Coca-Cola to promote such products.

     Coca-Cola reserves the right to market independently or license post-mix products, although we believe that Coca-Cola will not exercise these rights as long as we aggressively pursue the marketing of their products in our territories. The Bottlers must purchase the concentrate from Coca-Cola and follow Coca-Cola's exact mixing instructions. Each Bottler may purchase only the quantities of concentrates required in connection with its business and must use them exclusively for preparation of the beverages and for no other purpose. The Bottlers may not sell concentrate to third parties without Coca-Cola's consent.

     In the event of a problem with the quality of a beverage, Coca-Cola may require the Bottler to take all necessary measures to withdraw the beverage from the market. Coca-Cola must also approve the types of container used in bottling and controls the design and decoration of the bottles, boxes, cartons, stamps and other materials used in production. The agreements grant Coca-Cola the right to inspect the products.

     The prices that Coca-Cola may charge us for concentrates are fixed by Coca-Cola from time to time at its discretion. Coca-Cola currently charges us a percentage of the weighted average wholesale price (net of taxes) of each case sold to retailers within each of our franchise territories. At present, we make payments to Coca-Cola in U.S. dollars for purchases of concentrates by Panamco Venezuela, Panamco Nicaragua, Panamco Colombia and Panamco Guatemala. Purchases by Panamco Mexico, Panamco Brazil and Panamco Costa Rica are generally made in local currency. We pay no additional compensation to Coca-Cola under the licenses for the use of the associated trade names and trademarks. Subject to local law, Coca-Cola has the right to limit the wholesale prices of its products.

     As it has in the past, Coca-Cola may, in its discretion, contribute to our advertising and marketing expenditures as well as undertake independent advertising and market activities. Coca-Cola has routinely established annual budgets with us for cooperative advertising and promotion programs. In 2001, Coca-Cola provided us with $36.5 million in marketing support. See Note 8 to the "Notes to Consolidated Financial Statements."

     The Bottling Agreements require the Bottlers to maintain adequate production and distribution facilities, quality control standards and sound financial capacity and to meet certain reporting requirements. The Bottling Agreements also prohibit the Bottlers from distributing Coca-Cola's products outside their territories and from producing any other cola beverages. The Bottling Agreements require us to obtain Coca-Cola's approval before we can produce or distribute other nonalcoholic beverages.

     The Bottlers may not assign, transfer or pledge their Bottling Agreements, or any interest therein, whether voluntarily, involuntarily or by operation of law, without the prior consent of Coca-Cola. Moreover, the Bottlers may not enter into any contract or other arrangement to manage or participate in the management of any other bottler without the prior consent of Coca-Cola. We may not sell or otherwise transfer ownership of any of the Bottlers.

     Either party may terminate a Bottling Agreement in the event of a breach by the other party, which remains uncured after 60 days. If a Bottler fails to comply with its obligations, Coca-Cola may prohibit the production of Coca-Cola's products until such noncompliance is corrected.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1), (2)   The Financial Statements and Schedule II--Valuation and
              Qualifying Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a)(3)   Exhibits:

            Exhibit No.     Description of Exhibit

                   3.1      Restatement of Articles of Incorporation of the Company. (incorporated herein by reference to
                            Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File
                            No. 1-12290).

                   3.2      Amended and Restated By-laws of the Company. (incorporated herein by reference to Exhibit 3.2 of the
                            Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                   4.1      Indenture, dated as of July 11, 1997, by and between the Company and The Chase Manhattan Bank, as
                            Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on
                            Form F-4, File No. 333-7918).

                   4.2      Registration Rights Agreement, dated as of July 11, 1997, by and between the Company and Lazard
                            Freres & Co. LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Registration
                            Statement on Form F-4, File No. 333-7918).

                   9.1      Voting Trust Agreement as amended and restated as of July 15, 1993 (incorporated herein by reference to Exhibit 9.1 of the Company's Registration Statement on Form F-1, File No. 33-67978).

                  10.1      Purchase Agreement, dated July 8, 1997, between the Company and Lazard Freres & Co. LLC
                            (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form
                            F-4, File No. 333-7918).

                  10.2      Exchange Agreement, dated as of May 9, 1997, by and among the Company, Venbottling Holdings, Inc.,
                            Atlantic Industries and Embotelladora Coca-Cola y Hit de Venezuela, S.A. (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                  10.3      Shareholder Agreement, dated as of May 9, 1997, by and among the Company and Venbottling Holdings,
                            Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on
                            Form F-4, File No. 333-7918).

                  10.4      Voting Agreement, dated as of May 9, 1997, by and among Venbottling Holdings, Inc., Lt. Gen. Donald
                            Colin Mackenzie, James M. Gwynn and Woods W. Staton II, in their capacity as voting trustees, and the Voting Trust created pursuant to the Voting Trust Agreement (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                  10.5      Voting Agreement, dated August 10, 1993, among The Coca-Cola Company and Lt. Gen. Donald Colin
                            Mackenzie, James M. Gwynn and Woods W. Staton Welton, in their capacity as voting trustees
                            (incorporated herein by reference to the Company's Registration Statement on Form F-1, File No.
                            33-67978).

                  10.6      Supplement No. 1, dated as of May 9, 1997, by and among the Company, The Coca-Cola Company and The
                            Coca-Cola Export Corporation in respect of the Amended and Restated Investment Agreement, dated as of November 1, 1995, by and among the Company, The Coca-Cola Company and The Coca-Cola Export
                            Corporation (incorporated herein by reference to Exhibit 10.7 of the Company's Registration
                            Statement on Form F-4, File No. 333-7918).

                  10.7      Amended and Restated Investment Agreement, dated as of November 1, 1995, by and among the Company,
                            The Coca-Cola Company and The Coca-Cola Export Corporation (incorporated herein by reference to
                            Exhibit 10.8 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                  10.8      Investment Agreement, dated August 10, 1993, among the Company, The Coca-Cola Company and The
                            Coca-Cola Export Corporation (incorporated herein by reference to Exhibit 10.7 to the Company's
                            Registration Statement on Form F-1, File No. 33-67978).




                  10.9      Stock Subscription Agreement, dated August 10, 1993, between the Company and The Coca-Cola Export
                            Corporation (incorporated herein by reference to Exhibit 10.6 of the Company's Registration
                            Statement on Form F-1, File No. 33-67978).

                 10.10      Stock Purchase Agreement, dated June 8, 1993, among the Company and the several shareholders described therein (incorporated herein by reference to the Company's Registration Statement on Form
                            F-1, File No. 33-67978).

                 10.11      Letter Agreement, dated May 9, 1997, among Atlantic Industries, Venbottling Holdings, Inc. and the
                            Company (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement
                            on Form F-4, File No. 333-7918).

                 10.12      Letter Agreement, dated May 9, 1997, between The Coca-Cola Company and the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on Form F-4, File No.
                            333-7918).

                 10.13      Letter Agreement, dated May 9, 1997, among Oswaldo Cisneros Fajardo, Gustavo Cisneros Rendiles,
                            Ricardo Cisneros Rendiles, the Company and The Coca-Cola Company (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                 10.14      Letter Agreement, dated May 9, 1997, between The Coca-Cola Company and Embotelladora Coca-Cola y Hit
                            de Venezuela, S.A. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration
                            Statement on Form F-4, File No. 333-7918).

                 10.15      Letter Agreement, dated May 9, 1997, among Oswaldo Cisneros Fajardo, Gustavo Cisneros Rendiles,
                            Ricardo Cisneros Rendiles and the Company (incorporated herein by reference to Exhibit 10.16 of the
                            Company's Registration Statement on Form F-4, File No. 333-7918).

                 10.16      Indenture, dated as of March 1, 1996, between the Company and Chemical Bank, as Trustee, in respect of the Company's 8.125% Senior Notes due 2003 (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                 10.17      Supplemental Indenture, dated as of March 27, 1996, between the Company and Chemical Bank, as
                            Trustee, in respect of the Company's 8.125% Senior Notes due 2003 (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                 10.18      Stock Purchase and Sale Agreement, dated August 14, 1997 among Maria Rosario Lacayo Gil de Graziano,
                            Maria Gabriela Cardenal Lacayo, Manuel Ignacio Lacayo Gil and the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                 10.19      Stock Purchase Agreement, dated March 25, 1998, among Interamerican Financial Corporation, the
                            Company, Charver Incorporated and Carlos Humberto Gonzalez (incorporated herein by reference to
                            Exhibit 10.21 of the Company's Registration Statement on Form F-4, File No. 333-7918).

                 10.20      Stock Purchase Agreement for Shares, dated as of September 15, 1998, among Diecity, S.A., Dixer
                            Distribuidora de Bebidas, S.A. and Refrigerantes Do Oeste, S.A. (incorporated herein by reference to
                            Exhibit 10.1 of the Company's Form 20-F, File No. 1-12290).

                 10.21      Escrow Agreement, dated as of September 30, 1998, by and among Dixer Distribuidora de Bebidas, S.A.,
                            Yetready S.A. and Discount Bank and Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 20-F, File No. 1-12290).

                 10.22      Credit Agreement,, dated July 18, 2000, among Panamco de Venezuela, S.A., Panamerican Beverages,
                            Inc. and Inarco International Bank, N.V. (incorporated herein by reference to Exhibit 10.28 of the
                            Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                 10.23      Stock Purchase Agreement, dated December 15, 2000, between Panamerican Beverages, Inc. and Panamco
                            Mexico S.A. de C.V. (incorporated herein by reference to Exhibit 10.33 of the Company's Annual
                            Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                 10.24      Customer's Outsourcing Agreement, dated December 1, 2000, between Administracion S.A. de C.V. and
                            E.D.S. de Mexico S.A. de C.V. (incorporated herein by reference to Exhibit 10.34 of the Company's
                            Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                 10.25      Customer's Outsourcing Agreement, dated December 1, 2000, between Spal Industria Brazilera de
                            Bebidas, S.A. and Electronic Data Systems do Brazil Ltda. (incorporated herein by reference to
                            Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File
                            No. 1-12290).

                 10.26      Customer's Outsourcing Agreement, dated December 1, 2000 between Panamco Colombia, S.A. and
                            Electronic Data Systems Colombia S.A. (incorporated herein by reference to Exhibit 10.36 of the
                            Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).


                 10.27      Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco de Venezuela, S.A. and
                            Electronic Data Systems de Venezuela "EDS" C.A. (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                 10.28      Customer's Outsourcing Agreement, dated December 1, 2000, between Embotelladora Panamco Tica, S.A.
                            and Electronic Data Systems (EDS) de Costa Rica S.A. (incorporated herein by reference to Exhibit
                            10.38 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No.
                            1-12290).

                 10.29      Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco de Nicaragua, S.A. and
                            Electronic Data Systems (EDS) de Nicaragua y Cia. Ltda. (incorporated herein by reference to Exhibit
                            10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No.
                            1-12290).

                 10.30      Customer's Outsourcing Agreement, dated December 1, 2000, between Embotelladora Central, S.A. and
                            Electronic Data Systems (EDS) de Guatemala S.A. (incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                 10.31      Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco L.L.C. Electronic Data
                            Systems Corporation. (incorporated herein by reference to Exhibit 10.41 of the Company's Annual
                            Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

                 10.32      Employment Agreement between the Company and Carlos Hernandez-Artigas. (incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December
                            31, 2000, File No. 1-12290).*

                 10.33      Employment Agreement between the Company and William G. Cooling (incorporated herein by reference to
                            Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001,
                            File No. 1-12290 ).*

                 10.34      Employment Agreement between the Company and Henry A. Schimberg (incorporated herein by reference to
                            Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001,
                            File No. 1-12290).*

                 10.35      Amendment and Waiver No. 2 to the Credit Agreement, dated as of June 4, 2001, by and among Panamco de Venezuela, S.A., as borrower, Inarco International Bank, N.A., as lender and the Company as guarantor (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 2001, File No. 1-12290).

                 10.36      Guaranteed Promissory Note, dated as of June 5, 2001, by and among Panamco de Venezuela S.A., as borrower, Banco Santander Hispano, S.A., as lender, and the Company, as guarantor (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-12290).

                 10.37      Financial Lease Agreement, dated as of September 5, 2001, by and among Panamco de Venezuela, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2001, File No. 1-12290).

                 10.38      Promissory Note, dated as of September 14, 2001, by and among Panamco de Nicaragua, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                            2001, File No. 1-12290).

                 10.39      Credit Agreement by and among the Company as Borrower, ING Bank (Mexico) Institucion de Banca
                            Multiple, ING Baring Grupo Financiero (Mexico) S.A. de C.V. as the Bank, and Panamco Mexico, S.A. de
                            C.V. and Panamco Golfo, S.A. de C.V. as the Guarantors, dated as of December 18, 2001.

                 10.40      Debt Acknowledgement and Obligor Substitution Agreement by the Company as Original Obligor, Panamco
                            Mexico, S.A de C.V. as Substitute Obligor, Panamco Golfo S.A. de C.V. as Joint Obligor and Guarantor
                            and ING Bank (Mexico) Institucion de Banca Multiple, ING Baring Grupo Financiero (Mexico) S.A. de
                            C.V. as the Bank, dated as of December 18, 2001.

                 10.41      Debt Acknowledgement and Obligor Substitution Agreement by Panamco Mexico, S.A de C.V. as Original
                            Obligor, Panamco Golfo S.A. de C.V. as Substitute Obligor and ING Bank (Mexico) Institucion de Banca
                            Multiple, ING Baring Grupo Financiero (Mexico) S.A. de C.V. as the Bank, dated as of December 18,
                            2001.

                 10.42      Credit Agreement by and among the Company as Borrower, BBVA Bancomer S.A. Institucion de Banca
                            Multiple, Grupo Financiero BBVA Bancomer S.A. as the Bank, and Panamco Mexico, S.A. de C.V. and
                            Panamco Golfo, S.A. de C.V. as the Guarantors, dated as of December 18, 2001.

                 10.43      Debt Acknowledgement and Obligor Substitution Agreement by the Company as Original Obligor, Panamco
                            Mexico, S.A de C.V. as Substitute Obligor, Panamco Golfo S.A. de C.V. as Joint Obligor and Guarantor
                            and BBVA Bancomer S.A. Institucion de Banca Multiple, Grupo Financiero BBVA Bancomer S.A. as the
                            Bank, dated as of December 18, 2001.

                 10.44      Debt Acknowledgement and Obligor Substitution Agreement by Panamco Mexico, S.A de C.V. as Original
                            Obligor, Panamco Golfo S.A. de C.V. as Substitute Obligor and BBVA Bancomer S.A. Institucion de
                            Banca Multiple, Grupo Financiero BBVA Bancomer S.A. as Bank, dated as of December 18, 2001.

                 10.45      US$ 130 Million Second Amended and Restated Credit Agreement entered by and among the Company as
                            Borrower, the financial institutions listed therein as Lenders, ING (US) Capital L.L.C. as
                            Administrative Agent and The Chase Manhattan Bank, as the Syndication Agent, dated as of October 29,
                            2001.

                 10.46      Stock Purchase Agreement entered by and among the Company as Seller and Panamco Mexico S.A. de C.V.
                            as Purchaser, dated as of February 23, 2001.

                 10.47      Stock Purchase Agreement entered by and among the Company as Seller and Panamco Mexico S.A. de C.V.
                            as Purchaser, dated as of March 29, 2001.

                 10.48      Stock Purchase Agreement entered by and among the Company as Seller and Embotelladora Panamco Tica,
                            S.A. as Purchaser, dated as of January 4, 2001.

                 10.49      Stock Purchase Agreement entered by and among the Company as Seller and Embotelladora Panamco Tica,
                            S.A. as the Purchaser, dated as of April 4, 2001.

                 10.50      Stock Purchase Agreement entered by and among the Company as Seller and Embotelladora Panamco Tica,
                            S.A. as Purchaser, dated as of May 30, 2001.

                 10.51      Stock Purchase Agreement entered by and among the Company as Seller and Embotelladora Panamco Tica,
                            S.A. as Purchaser, dated as of May 14, 2001.

                 10.52      Stock Purchase Agreement entered by and among the Company as Seller and Embotelladora Panamco Tica,
                            S.A. as Purchaser, dated as of September 28, 2001.

                 10.53      Stock Purchase Agreement entered by and among the Company as Seller and Embotelladora Panamco Tica,
                            S.A. as Purchaser, dated as of December 20, 2001.

                 10.54      Restricted Stock Agreement, dated as of November 10, 2000, between the Company and William Cooling.*

                 10.55      Restricted Stock Agreement, dated as of November 10, 2000, between the Company and Henry Schimberg.*

                 10.56      Stock Option Agreement, dated as of November 10, 2000, between the Company and William Cooling.*

                 10.57      Stock Option Agreement, dated as of November 10, 2000, between the Company and Henry Schimberg.*

                 10.58      Promissory Note, dated as of June 21, 2001, from William Cooling to the Company.*

                 10.59      Promissory Note, dated as of June 21, 2001, from Henry A. Schimberg to the Company.*

                 10.60      Promissory Note, dated as of August 14, 2001, from Henry A. Schimberg to the Company.*

                 10.61      Employment Termination Agreement and General Release, dated as of December 28, 2001, between the
                            Company and Alejando Jimenez.*

                 10.62      Employment Agreement, dated as of February 15, 2002, between the Company and Mario Gonzalez
                            Padilla.*

                 10.63      Employment Agreement, dated as of February 27, 2002, between the Company and Craig Jung.*

                  21.1      Subsidiaries of the Registrant

                  23.1      Consent of Independent Certified Public Accountants

                  99.1      Letter, dated March 28, 2002, from the Company to the Securities and Exchange Commission pursuant to
                            Temporary Note 3T to Article 3 of Regulation S-X.



* Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

(a) During the fourth quarter of 2001, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PANAMERICAN BEVERAGES, INC.




Dated: March 28, 2002              By:   /s/ Mario Gonzalez Padilla
                                        ---------------------------------------
                                        Mario Gonzalez Padilla, Vice President,
                                        Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated: March 28, 2002              By:   /s/ William G. Cooling
                                        ---------------------------------------
                                        William G. Cooling, Director, Chairman
                                        of the Board and Chief Executive Officer




Dated: March 28, 2002              By:   /s/ Henry A. Schimberg
                                        ---------------------------------------
                                        Henry A. Schimberg, Director,
                                        Vice Chairman of the Board




Dated: March 28, 2002              By:   /s/ Craig D. Jung
                                        ---------------------------------------
                                        Craig D. Jung, Director, President
                                        and Chief Operating Officer




Dated: March 28, 2002              By:   /s/ Gustavo A. Cisneros
                                        ---------------------------------------
                                        Gustavo A. Cisneros, Director




Dated:                             By:
                                        ---------------------------------------
                                        Oswaldo J. Cisneros, Director




Dated: March 28, 2002              By:   /s/ Gary P. Fayard
                                        ---------------------------------------
                                        Gary P. Fayard, Director

Dated: March 28, 2002              By:   /s/ Luis Fernando Furlan
                                        ---------------------------------------
                                        Luis Fernando Furlan, Director




Dated:                             By:
                                        ---------------------------------------
                                        Wade T. Mitchell, Director




Dated: March 28, 2002              By:   /s/ James J. Postl
                                        ---------------------------------------
                                        James J. Postl, Director




Dated:                             By:
                                        ---------------------------------------
                                        Houston Staton, Director




Dated: March 28, 2002              By:   /s/ Stuart A. Staton
                                        ---------------------------------------
                                        Stuart A. Staton, Director




Dated: March 28, 2002              By:   /s/ Woods W. Staton Welten
                                        ---------------------------------------
                                        Woods W. Staton Welten, Director

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                  Page



     Report of Independent Certified Public Accountants..................    F-2
     Consolidated Balance Sheets at December 31, 2001 and 2000...........    F-3
     Consolidated Statements of Operations for the Years.
        Ended December 31, 2001, 2000 and 1999...........................    F-5
     Consolidated Statements of Shareholders' Equity and Comprehensive
        Income for the Years Ended December 31, 2001, 2000 and 1999.......   F-6
     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2001, 2000 and 1999............................   F-8
     Notes to Consolidated Financial Statements...........................  F-10
     Report of Independent Certified Public Accountants on Schedule.......  F-45
    Schedule II - Valuation and Qualifying Accounts.......................  F-46

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To Panamerican Beverages, Inc.:

     We have audited the accompanying consolidated balance sheets of Panamerican Beverages, Inc. (a Panamanian corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panamerican Beverages, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


Miami, Florida,
  February 5, 2002 (except with respect to the matters discussed in Note 23, as to which the date is March 18, 2002).


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
      (STATED IN THOUSANDS OF UNITED STATES OF AMERICA ("U.S.") DOLLARS,
                          EXCEPT PER SHARE AMOUNTS)


                                                                       DECEMBER 31,
                                                       --------------------------------------------
                                                             2001                         2000
                                                       ----------------              --------------

               ASSETS
 Current assets:
     Cash and equivalents                                $    133,666                $   191,773
     Accounts receivable, net                                 136,614                    138,473
     Inventories, net                                         103,040                    105,439
     Other current assets                                      27,466                     30,268
                                                         ------------                -----------

         Total current assets                                 400,786                    465,953

 Investments                                                   28,522                    158,006
 Long-term receivables                                          5,521                      7,204
 Property, plant and equipment, net                         1,043,870                  1,125,719
 Bottles and cases, net                                       213,908                    236,527
 Deferred income taxes                                         94,592                     99,165
 Cost in excess of net assets acquired, net                   869,056                    903,683
 Other assets                                                  36,771                     30,064
                                                          -----------                -----------

         Total assets                                     $ 2,693,026                $ 3,026,321
                                                          ===========                ===========

               LIABILITIES
 Current liabilities:
     Accounts payable                                         274,164                    171,239
     Current portion of long-term obligations                  75,439                    184,889
     Bank loans                                                35,184                     40,295
     Income taxes payable                                      28,973                     40,760
     Deferred income taxes                                     28,043                     19,258
     Sales and other taxes payable                             45,881                     58,007
     Current portion of employee severance payments             3,081                     12,335
     Employee profit sharing                                   21,016                     16,405
     Accrued facility reorganization charges                    6,575                     47,875
     Other accrued liabilities                                 51,309                     47,161
                                                          -----------                -----------

         Total current liabilities                            569,665                    638,224
                                                          -----------                -----------

 Long-term liabilities:
     Long-term obligations, net of current portion            859,619                  1,028,575
     Pensions and employee severance payments                  30,882                     17,144
     Deferred income taxes                                     87,291                     92,706
     Other liabilities                                         44,583                     54,556
                                                          -----------                -----------

         Total long-term liabilities                        1,022,375                  1,192,981
                                                          -----------                -----------

         Total liabilities                                  1,592,040                  1,831,205
                                                          -----------                -----------

                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (Continued)


                                                                       DECEMBER 31,
                                                       --------------------------------------------
                                                             2001                        2000
                                                       ---------------------  ---------------------

 Commitments and contingencies (Notes 15, 16 and 17)

 Minority interest in consolidated subsidiaries                28,541                     27,805
                                                          -----------                -----------

              SHAREHOLDERS' EQUITY

     Class C preferred stock, $0.01 par value;
     50,000,000 shares authorized; 2 shares issued
     and outstanding at December 31, 2001 and
     2000, respectively                                             -                          -

     Class A common stock, $0.01 par value;
     500,000,000 authorized; 136,952,780
     and 136,745,820 shares issued and
     113,237,031 and 119,742,584 shares
     outstanding at December 31, 2001
     and 2000, respectively                                     1,369                      1,367

     Class B common stock, $0.01 par value;
     50,000,000 authorized; 11,059,082
     and 11,266,042 shares issued and
     8,681,245 and 8,888,435 shares
     outstanding at December 31, 2001
     and 2000, respectively                                       111                        113

     Capital in excess of par value                         1,591,827                  1,585,498
     Retained earnings                                        138,433                     50,632
     Accumulated other comprehensive loss                    (458,341)                  (399,541)
                                                          ------------               ------------

                                                            1,273,399                  1,238,069
     Less 26,093,586 and 19,380,843 treasury
     shares held at December 31, 2001 and 2000,
     respectively, at cost                                   (200,954)                   (70,758)
                                                          ------------               ------------

         Total shareholders' equity                         1,072,445                   1,167,311
                                                          -----------                ------------


 Total liabilities and shareholders' equity               $ 2,693,026                 $ 3,026,321
                                                          ===========                ============

       The accompanying notes are an integral part of these consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (Stated in thousands of U.S. dollars, except per share amounts)


                                                                        YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                               2001            2000            1999
                                                          --------------- --------------- -------------


    Net sales                                               $ 2,650,872     $ 2,599,411     $ 2,415,817
    Cost of sales, excluding depreciation
        and amortization                                      1,296,307       1,243,485       1,191,883
                                                            -----------     -----------     -----------

           Gross profit                                       1,354,565       1,355,926       1,223,934
                                                            -----------     -----------     -----------

    Operating expenses:
        Selling and distribution                                629,387         636,739         572,038
        General and administrative                              204,897         244,551         251,450
        Depreciation and amortization                           210,667         274,046         214,539
        Amortization of goodwill                                 26,416          35,819          36,284
        Facilities reorganization charges                             -         503,659          35,172
                                                            -----------     -----------     -----------

                                                              1,071,367       1,694,814       1,109,483
                                                            -----------     -----------     -----------

           Operating income (loss)                              283,198        (338,888)        114,451
                                                            -----------     -----------     -----------

    Other income (expense):
        Interest income                                          21,341          31,933          28,962
        Interest expense                                       (119,390)       (142,299)       (129,072)
        Other expense, net                                      (10,891)        (31,662)        (39,296)
                                                            -----------     -----------     -----------

                                                               (108,940)       (142,028)       (139,406)
                                                            -----------     -----------     -----------

           Income (loss) before provision for income taxes      174,258        (480,916)        (24,955)
    Provision for income taxes                                   50,369          21,800          31,254
                                                            -----------     -----------     -----------

           Income (loss) before minority interest               123,889        (502,716)        (56,209)
    Minority interest in earnings of consolidated
     subsidiaries                                                 5,865           1,944           3,695
                                                            -----------     -----------     -----------

           Net income (loss)                                 $  118,024     $  (504,660)    $   (59,904)
                                                            ===========     ===========     ===========

    Basic earnings (loss) per share                           $    0.94     $     (3.92)    $     (0.46)
                                                            ===========     ===========     ===========
    Basic weighted average shares outstanding                   125,559         128,833         129,683
                                                            ===========     ===========     ===========
    Diluted earnings (loss) per share                         $    0.93     $     (3.92)    $     (0.46)
                                                            ===========     ===========     ===========
    Diluted weighted average shares outstanding                 126,655         128,833         129,683
                                                            ===========     ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
        (Stated in thousands of U.S. dollars, except per share amounts)


                                             Shares                                       Amounts
                                   ------------------------  -------------------------------------------------------------------
                                                                                               Accumu-
                                                                                                lated
                                                              Common                            Other                 Total
                                                               Stock,   Capital in              Compre-   Treasury    Share-
                                                   Held in     $0.01    Excess of   Retained    hensive   Shares,    holders'
                                       Issued     Treasury   Par Value  Par Value   Earnings     Loss     At Cost    Equity
                                   ------------------------  -------------------------------------------------------------------

 Balance, December 31, 1998          148,011,864 18,366,623   $  1,480 $ 1,583,759  $677,229  $(234,290)  $(49,944) $1,978,234
  Comprehensive loss:
     Net loss                                  -          -          -           -   (59,904)         -          -     (59,904)
     Initial effect on deferred
       taxes
       relating to the change in
       functional currency in the
       Mexican subsidiaries                    -          -          -           -         -     (4,937)         -      (4,937)
     Translation adjustments
       (including $7,005 from taxes)                                 -          -          -   (125,566)         -    (125,566)

     Pension plan                              -          -          -           -         -      1,524          -       1,524
                                                                                                                    ----------
     Total comprehensive loss                                                                                         (188,883)
                                                                                                                    ----------
  Share repurchase                             -    368,584          -           -         -          -     (7,568)     (7,568)
  Stock options exercised                      -    (76,500)         -       1,029         -          -        213       1,242
  Dividends declared
     ($0.24 per share)                         -          -          -           -   (31,129)         -          -     (31,129)
                                     ----------- ----------  --------- -----------  --------  ---------  ---------  ----------

 Balance, December 31, 1999          148,011,864 18,658,707      1,480   1,584,788   586,196   (363,269)   (57,299)  1,751,896
  Comprehensive loss:
     Net loss                                  -          -          -           -  (504,660)         -          -    (504,660)
     Translation adjustments
       (including $1,972 from taxes)           -          -          -           -         -    (35,895)         -     (35,895)

     Pension plan                              -          -          -           -         -       (377)         -        (377)
                                                                                                                    ----------
     Total comprehensive loss                                                                                         (540,932)
                                                                                                                    ----------
  Share repurchase                             -    785,295          -           -         -          -    (13,675)    (13,675)
  Stock options exercised                      -    (25,000)         -         326         -          -         79         405
  Directors' compensation                      -    (38,159)         -         384         -          -        137         521
  Dividends declared
     ($0.24 per share)                         -          -          -           -   (30,904)         -          -     (30,904)
                                     ----------- ----------  --------- -----------  --------  ---------  ---------  ----------

 Balance, December 31, 2000          148,011,864 19,380,843   $  1,480 $ 1,585,498  $ 50,632  $(399,541) $ (70,758) $1,167,311

                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
        (Stated in thousands of U.S. dollars, except per share amounts)

                                  (Continued)



                                             Shares                                       Amounts
                                   ------------------------  -------------------------------------------------------------------
                                                                                               Accumu-
                                                                                                lated
                                                              Common                            Other                 Total
                                                               Stock,   Capital in              Compre-   Treasury    Share-
                                                   Held in     $0.01    Excess of   Retained    hensive   Shares,    holders'
                                       Issued     Treasury   Par Value  Par Value   Earnings     Loss     At Cost    Equity
                                   ------------------------  -------------------------------------------------------------------
 Balance, December 31, 2000          148,011,864 19,380,843  $   1,480 $ 1,585,498  $ 50,632  $(399,541)  $(70,758) $1,167,311
  Comprehensive income:
     Net income                                -          -          -           -   118,024           -         -     118,024
     Initial effect on deferred
       taxes
       relating to the change in
       functional currency in the
       Colombian subsidiaries                  -          -          -           -         -    (30,057)         -     (30,057)
     Translation adjustments
       (including $(17,308) from
        taxes)                                 -          -          -           -         -    (25,997)         -     (25,997)

     Pension plan                              -          -          -           -         -     (2,746)         -      (2,746)
                                                                                                                      --------
     Total comprehensive income                                                                                         59,224
                                                                                                                      --------
  Share repurchase                             -  7,283,685          -           -         -          -   (133,198)   (133,198)
  Stock options exercised                      -   (336,580)         -       3,025         -          -      1,764       4,789
  Restricted stock issued                      -   (234,362)         -       3,304         -          -      1,238       4,542
  Dividends declared
     ($0.24 per share)                         -          -          -           -   (30,223)         -          -     (30,223)
                                     ----------- ----------  --------- -----------  --------  ---------  ---------  ----------
 Balance, December 31, 2001          148,011,864 26,093,586  $   1,480 $ 1,591,827  $138,433  $(458,341) $(200,954) $1,072,445
                                     =========== ==========  ========= ===========  ========  =========  =========  ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)


                                                                              YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         2001          2000          1999
 Cash flows from operating activities:
     Net income (loss)                                                $  118,024    $ (504,660)   $ (59,904)
                                                                      ----------    ----------    ---------
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                    237,083       309,865      250,823
        Gain on foreign currency translation                              (5,541)      (11,664)     (14,785)
        Minority interest in earnings of
          consolidated subsidiaries                                        5,865         1,944        3,695
        Deferred income tax benefit and change in
          valuation allowance                                            (40,145)      (75,681)     (39,401)
        Provision for (benefit from) legal contingencies                     137         5,166        2,295
        Pensions and other employees benefits                             17,945         6,890        5,760
        Loss (gain) on property, plant and equipment
          and investment disposals                                        (2,047)        3,642       (2,760)
        Equity in losses (gains) of unconsolidated companies,
          net of cash dividends received                                    (516)        1,189        4,371
        Noncash facilities reorganization charges (benefits)              (2,015)      415,088       20,270
        Nonoperating charges                                                 874         5,977        4,391
        Other                                                              6,867         5,433        9,558
        Changes in operating assets and liabilities:
          Accounts receivable                                            (10,857)      (14,393)      55,441
          Inventories                                                        278        15,025       24,135
          Other current assets                                               999         6,506       11,283
          Long-term receivables                                            1,006         4,562       (1,370)
          Accounts payable and accrued expenses                           98,030        64,133      (26,848)
          Employee severance payments                                    (13,103)       (2,835)      (3,962)
          Other assets and liabilities                                   (55,489)       61,252      (16,846)
                                                                      ----------    ----------    ---------
     Total adjustments                                                   239,371       802,099      286,050
                                                                      ----------    ----------    ---------
 Net cash provided by operating activities                               357,395       297,439      226,146
                                                                      ----------    ----------    ---------
 Cash flows from investing activities:
     Capital expenditures                                                (83,121)     (123,897)    (163,203)
     Purchases of bottles and cases                                      (47,826)      (73,746)     (74,591)
     Purchases of investments                                             (1,463)       (4,982)    (190,409)
     Proceeds from sale of investments                                   127,718        54,959            -
     Proceeds from sale of property, plant and equipment                  34,465        18,164        2,760
     Acquisition of minority interest in consolidated subsidiaries            -           (965)           -
     Other                                                                (3,306)            -       (1,739)
                                                                      ----------    ----------    ---------
 Net cash provided by (used in) investing activities                      26,467      (130,467)    (427,182)
                                                                      ----------    ----------    ---------

                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)

                                  (Continued)


                                                                              YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                         2001          2000          1999
 Cash flows from financing activities:
     Payment of bank loans and other                                  $ (529,145)   $ (302,596)    (395,836)
     Proceeds from bank loans and other long-term obligations            241,807       223,109      633,706
     Issuance of capital and treasury stock                                9,331           926        1,242
     Share repurchase                                                   (133,198)      (13,675)      (7,568)
     Payment of dividends to minority interest                            (3,201)         (980)        (499)
     Payment of dividends to shareholders                                (30,223)      (30,904)     (31,129)
     Other                                                                     -             -       (1,657)
                                                                      ----------    ----------    ---------
 Net cash (used in) provided by financing activities                    (444,629)     (124,120)     198,259
                                                                      ----------    ----------    ---------

 Effect of exchange rate changes on cash and cash equivalents              2,660        (3,727)      24,273
                                                                      ----------    ----------    ---------
 Net (decrease) increase in cash and equivalents                         (58,107)       39,125       21,496
 Cash and equivalents at beginning of year                               191,773       152,648      131,152
                                                                      ----------    ----------    ---------
 Cash and equivalents at end of year                                  $  133,666    $  191,773    $ 152,648
                                                                      ==========    ==========    =========
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the year for:
       Interest (net of capitalized interest)                         $  109,078    $  126,566    $ 109,371
                                                                      ==========    ==========    =========

       Income taxes                                                   $   83,602    $   69,200    $  36,880
                                                                      ==========    ==========    =========

 NONCASH ACTIVITIES:
     Write-off of property, plant and equipment against
       accrued facilities reorganization charges                      $   (2,015)   $   54,451    $  20,270
                                                                      ==========    ==========    =========
     Write-off of costs in excess of net assets acquired against
       accrued facilities reorganization charges                      $        -    $  350,000    $       -
                                                                      ==========    ==========    =========

     The accompanying notes are an integral part of these consolidated financial statements.



                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations

     The primary activity of Panamerican Beverages, Inc., a Panamanian corporation, and subsidiaries (collectively, the "Company"), is the production and sale of The Coca-Cola Company ("Coca-Cola") products and other beverages. The Company operates in Mexico, Brazil, Colombia, Venezuela and Central America (Costa Rica, Nicaragua and Guatemala). In 1998, "Panamco Central America" group was created, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. Prior to the second quarter of 2001, the financial condition and results of operations of these three companies were previously reported together in the financial statements entitled Panamco Central America. In February 1999, North Latin American Division ("NOLAD") was created, which consists of Panamco Mexico and Panamco Central America. The results of operations of Panamco Mexico and Panamco Central America are reported together in the financial statements entitled Panamco NOLAD.

     Approximately 87% of the Company's 2001 net sales were derived from the distribution of Coca-Cola products. Coca-Cola may be able to exercise influence over the conduct of the Company's business through rights maintained under bottler agreements with the Company and otherwise.

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

     As of December 31, 2001 and 2000, Coca-Cola beneficially owned 30,625,692 shares representing approximately 25% and 24%, respectively, of the Company's outstanding shares.

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Basis for Translation

     The accounts of the Company are maintained in United States of America ("U.S.") dollars. The accounts of the subsidiaries are maintained in the currencies of the respective countries.

     The financial statements of the Colombian and Venezuelan subsidiaries for all periods have been remeasured into U.S. dollars. The Company's reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," applicable to highly inflationary economies, such as those in which the subsidiaries operate, is as follows:

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

     Foreign currency translation gains (losses) on monetary assets and liabilities for Colombia and Venezuela have been included in the statement of operations accounts to which such items relate as shown below:

                                                      YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2001         2000         1999
                                           ------------ ------------ -----------
 Net sales                                   $    403     $    (92)    $   (313)
 Cost of sales and operating expenses           2,517        7,959       12,152
 Interest and other income (expense)            2,666        2,406        1,446
 Provision (benefit) for income taxes             (45)       1,391        1,500
                                             --------     --------     --------
 Net translation gain                        $  5,541     $ 11,664     $ 14,785
                                             ========     ========     ========

     The translation gains (losses) allocated to net sales attributable to translation gains (losses) on accounts receivable. The translation gains (losses) allocated to cost of sales and operating expenses are attributable to translation gains (losses) on accounts payable and certain accrued liabilities. The translation gains (losses) allocated to interest and other income (expense) are attributable primarily to accrued excise taxes and certain other accrued liabilities.

     As of December 31, 2001, the Company discontinued classifying Colombia as a highly inflationary economy, and, acordingly, the functional currency of the Colombian operations was changed from the U.S. dollar to the Colombian peso. The effect of the change represented a decrease in both the deferred income tax balance and shareholders' equity of $30.1 million in 2001. Beginning in 1999, the Company discontinued classifying Mexico as a highly inflationary economy, and, accordingly, the functional currency of the Mexican operations was changed from the U.S. dolar to the Mexican peso. The effect of the change represented a decrease in both the deferred income tax balance and shareholders' equity of $4.9 million in 1999.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The current rate translation method is used for the Mexican, Brazilian, Costa Rican, Nicaraguan and Guatemalan subsidiaries, where the functional currency is the Mexican peso, the Brazilian real, the Costa Rican colon, the Nicaraguan cordoba and the Guatemalan quetzal, respectively. Under this method all assets and liabilities (except minority interests) are translated on a monthly basis using the quoted month-end exchange rate, and all revenues and expenses are translated on a monthly basis at the average rate of exchange in effect during the period. The resulting translation adjustments are included in accumulated other comprehensive loss, which is a component of shareholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term investment nature, are included in results of operations.

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

     During January 1999, the Brazilian Government changed its local currency exchange policy in relation to the U.S. dollar, allowing the exchange rate to be determined by market conditions without the establishment of a trading band. During 2001 and 2000, the local currency decreased in value in relation to the U.S. dollar by 18.7% and 9.3%, respectively, and the related exchange loss amounted to $8.6 million and $5.4 million, respectively, which was recorded in other income (expense). As of December 31, 2001 and 2000, the Brazilian subsidiaries have liabilities denominated in U.S. dollars subject to translation exchange gains or losses in the amount of $5.5 million and $68.7 million, respectively, and assets subject to translation effect in the amount of $1.3 million and $1.8 million, respectively.

     Reclassifications

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods could differ from those estimates. The most significant estimates with regard to these consolidated financial statements are related to the estimation of facilities reorganization charges, realization of accounts receivable and inventories, useful life of bottles and cases, estimated periods to be benefited from the cost in excess of net assets of acquired businesses and the settlement of taxes and pensions.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     Revenues from sales are recorded at the time products are delivered to trade customers. Net sales reflect units delivered at selling list prices reduced by promotion allowances.

     Adjustments to Conform with Generally Accepted Accounting Principles in the U.S.

     Certain accounting policies applied by the subsidiaries in their accounts (and in their financial statements prepared for use in their respective countries) conform with generally accepted accounting principles in their respective countries but do not conform with generally accepted accounting principles in the U.S. The accompanying consolidated financial statements have been prepared for use primarily in the U.S. and reflect certain adjustments required to conform to generally accepted accounting principles in the U.S.

     Other Comprehensive Income

     Comprehensive income (loss) consists of net income, foreign currency translation adjustments and pension liability adjustments, and is presented in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income.

     Cash and Equivalents

     Cash and equivalents include cash on hand and in banks and certificates of deposit stated at cost plus income accrued up to the balance sheet date. Cash and equivalents have an original maturity of three months or less at the date of acquisition.

     Inventories

     Inventories are stated at the lower of average cost, determined using the first-in, first-out ("FIFO") method, or market. Components of inventory cost include bottled beverages, raw materials, and spare parts and supplies. Provision, when necessary, has been made to reduce obsolete and slow-moving inventories to net realizable value.

     Investments

     The Company uses the cost method to account for certain equity investments in which it has a minority interest and does not exercise significant influence.

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property, Plant and Equipment

     Property, plant and equipment includes the cost of land, buildings, equipment and significant improvements to existing property. Additions, improvements and expenditures for repairs and maintenance that significantly add to the productive capacity or extend the life of an asset are capitalized; other expenditures for repairs and maintenance are charged to operating results as incurred. Leasehold improvements are amortized over the shorter of the asset's life or the remaining contractual lease term.

     Interest incurred with respect to long-term capital projects is capitalized and reflected as a reduction of interest expense. No interest was capitalized during 2001 and 2000. Capitalized interest amounted to $0.1 million in 1999.


     When an asset is sold or retired, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in results of operations for that year. Depreciation expense is calculated under the straight-line method for all subsidiaries over the estimated remaining useful lives of the assets. Included in depreciation expense is a provision to cover losses related to coolers that are placed with customers under rent-free agreements. This provision is adjusted, as necessary, to account for the physical loss of coolers.

     Bottles and Cases

     The Company utilizes the lower of the first-in, first-out ("FIFO") cost or market method for valuing bottles and cases on hand. Breakage of bottles and cases on hand is included in depreciation expense. For the years ended December 31, 2001, 2000 and 1999, breakage expense amounted to $37.7 million, $60.9 million and $37.4 million, respectively.

     Bottles and cases, include the cost of bottles and cases on hand and the unamortized portion of the capitalized cost of new introductions, net of any amounts collected for bottles and cases. The cost of new introductions is amortized over estimated useful lives ranging from three to six years for bottles and six to ten years for cases, and amortization expense of $40.3 million, $58.5 million and $57.2 million was recorded in 2001, 2000 and 1999, respectively, and is included within depreciation and amortization expense in the consolidated statements of operations. Accumulated amortization at December 31, 2001 and 2000 amounted to $207.9 million and $243.3 million, respectively.

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

     Cost in Excess of Net Assets of Acquired Businesses

     The cost in excess of net assets of acquired businesses ("goodwill") represents the residual purchase price after allocation to all identifiable net assets. The Company recognizes that substantially all the goodwill recorded relates to franchise intangible assets for distribution rights of the products of Coca-Cola. Franchise agreements contain performance requirements and convey to the franchisee the right to distribute and sell products of the franchisor within specified territories. The Company's franchise agreements with Coca-Cola are renewed regularly, reflecting a long and ongoing relationship with Coca-Cola. The Company believes these agreements will continue to be renewed at each expiration date and, therefore, are essentially perpetual.

     Goodwill is being amortized on a straight-line basis over the estimated periods to be benefited, not to exceed 40 years. Accumulated amortization at December 31, 2001 and 2000 amounted to $164.3 million and $137.9 million, respectively.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company conducts assessments of the carrying amount of goodwill on a regular basis. The Company uses an estimate of undiscounted cash flows without interest charges to determine if any impairment has occurred. If the goodwill is determined to be impaired, such assets are reduced to management's estimate of fair value.

     Accounting for Internal Use Software

     The Company follows the guidance provided in Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which specifies software costs that are required to be capitalized.

     Marketing and Advertising Expense

     The Company expenses broadcast advertising costs when invoiced, which generally coincides with the broadcast of the related advertisement. Other marketing and advertising costs are expensed as incurred. Marketing expense, net of Coca-Cola reimbursements in 2001, 2000 and 1999 was $52.8 million, $60.9 million and $90.2 million, respectively, and is included within selling and distribution expense in the consolidated statements of operations. The Company's practice is to reduce marketing expenses by the amount of reimbursements received from Coca-Cola that relate to marketing support at the date such amounts are received in cash.

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

     Prior to 1999, capital expenditure incentives were recorded as other income when Coca-Cola confirmed its commitment to the related incentive. Beginning in 1999, capital expenditure incentives have been recorded as liabilities when received and have been amortized to other income on a straight-line basis over 60 months beginning the next month after Coca-Cola confirms its commitment to the related incentive (see Note 20). Incentive payments that are related to the increase in volume of Coca-Cola products that result from such expenditures and are viewed by the Company as an offset against the costs of concentrates paid by the Company to Coca-Cola. As described above, advertising and promotional incentives are treated as reductions of marketing expense.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Pensions and Other Employee Benefits

     Pension plan assets, liabilities and provisions, and related disclosures are presented in accordance with SFAS No. 87, "Employers' Accounting for Pensions" determined under the projected unit credit method. All of the Company's subsidiaries, including the Company's servicing company, namely Panamco LLC, but excluding the Company's Venezuelan subsidiary, have pension plans, which cover all their employees except for the Mexican plan, which covers only nonunion employees.

     The Mexican, Brazilian and Costa Rican pension plans are funded and the contributions are based on actuarial valuations. In 2001, 2000 and 1999 the contributions amounted to $3.3 million, $3.2 million and $0.6 million, respectively. The Colombian plan is unfunded and shared with a government agency. The Nicaraguan and Guatemalan plans are unfunded.

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

     At December 31, 2001, accumulated undistributed retained earnings subject to withholding taxes of foreign subsidiaries in Mexico, Colombia and Costa Rica, amounted to approximately $61.3 million, $28.0 million and $45.3 million, respectively. No provision for withholding tax is made on foreign earnings because they are considered by management to be permanently invested in those subsidiaries and, under current tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $4.7 million, $2.0 million and $6.8 million of deferred taxes would have been provided for subsidiaries in Mexico, Colombia and Costa Rica, respectively, at December 31, 2001. The tax amounts were calculated using the current withholding tax rate of 7.6925% for Mexico, 7% for Colombia and 15% for Costa Rica. Dividends paid for distribution of earnings in Mexico were not subject to withholding taxes until December 31, 1998. Effective January 1, 2002, dividends are subject to withholding taxes in Venezuela. No withholding taxes are generally paid for distribution of earnings in Nicaragua, Guatemala or Venezuela (until December 31, 2001).

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Effective since 1997, the Brazilian subsidiaries elected to replace partially, or in total, the payment of dividends for paying returns to shareholders with the payment of interest on shareholders' equity. According to Brazilian legislation, companies may pay to their shareholders a calculated interest amount based on the companies' shareholders' equity and the Brazilian long-term interest rate. This interest is limited to half of the companies' net income for the year or half of the companies' retained earnings, whichever is higher. The payment of such amounts allows companies the benefit of interest deductibility in the calculation of Brazilian income taxes. The tax benefits due to the deductibility of this interest for purposes of the computation of the income taxes, amounting to $1.0 million, were credited to income taxes, in the consolidated statements of operations in 1999. There were no amounts credited for the year ended December 31, 2001 and 2000.

     Financial Instruments

     The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts.

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported. Due to the short-term nature of these accounts (i.e. usually less than 3 months), the carrying amount of cash and equivalents, accounts receivable, accounts payable and bank loans approximate fair value as of December 31, 2001, and 2000.

     The Company has considered the disclosure provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended.

     The carrying amounts and fair values of the Company's financial instruments as of December 31, 2001 and 2000 are summarized as follows:


                                                       2001                           2000
                                             ------------------------------------------------------------
                                              Carrying                      Carrying
                                               Amount       Fair Value       Amount        Fair Value
                                               ------       ----------       ------        ----------
      Long-term bank investments and
          marketable bonds                    $   3,133      $    3,058      $ 129,823      $  130,904
                                              =========      ==========     ==========      ==========
      Bank loans and long-term obligations
          (including current portion)         $ 970,242      $1,005,878     $1,253,759      $1,256,977
                                              =========      ==========     ==========      ==========


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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The long-term investments listed on the consolidated balance sheets include cost and equity investments not included in the fair value calculation.

     Derivative Instruments

     The Company enters into derivative transactions to mitigate the risk associated with interest rates, foreign currency exchange rates, price fluctuations of goods used in the normal course of business and other similar hedging strategies. Derivative instruments are recorded on the balance sheet at fair value. Depending on the accounting treatment for which the Company qualifies, the changes in fair value are recorded in the statement of operations or, if the derivative instrument is designated as a cash flow hedge, the effective portion of the hedging relationship is recorded in accumulated other comprehensive income and the ineffective portion of the hedging relationship is recorded in the statement of operations. The policy of the Company is to classify any gains or losses, realized or unrealized, in the same account caption in the consolidated statements of operations as the item being hedged. While it is not the policy of the Company to enter into derivatives for speculative purposes, occasionally, the Company may continue holding a derivative instrument for speculative purposes if other business goals and strategies are present at the time.

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

     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:


                                                                            December 31,
                                                              ----------------------------------------
                                                                   2001          2000         1999
     Numerator:
       Net income (loss)                                        $ 118,024    $ (504,660)   $ (59,904)
                                                                =========    ==========    =========
     Denominator (in thousands):
       Denominator for basic earnings (loss) per share            125,559       128,833      129,683
       Effect of dilutive securities:


         Options to purchase common stock                           1,096             -            -
                                                                ---------    ----------    ---------
       Denominator for diluted earnings (loss) per share          126,655       128,833      129,683
                                                                =========    ==========    =========
     Earnings (loss) per share:
       Basic                                                     $   0.94      $  (3.92)    $  (0.46)
                                                                =========    ==========    =========
       Diluted                                                   $   0.93      $  (3.92)    $  (0.46)
                                                                =========    ==========    =========
     Anti-dilutive securities not included in the diluted
       earnings (loss) per share calculation:
         Options to purchase common stock
             (in thousands)                                         2,115         7,003        5,463
         Nonvested stock (in thousands)                                 -           700            -
         Exercise prices:                                        $  17.84      $  13.75     $  13.75
                                                                     to            to           to
                                                                 $  29.94      $  29.94     $  29.94


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     New Pronouncements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in SFAS No. 143, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its consolidated results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and the pooling-of-interests method will be prohibited. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. Under SFAS No. 142, goodwill and certain intangible assets are no longer subject to amortization over its estimated useful life, but instead will be subject to an impairment test to be performed at least annually. The Company will adopt SFAS No. 142 in the first quarter of 2002, and currently estimates the impact to the Company's results of operations of discontinuing the amortization of goodwill to be approximately $26.0 million on an annualized basis. The Company is currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations.

     In April 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This issue addresses the income statement classification of various sales incentives such as slotting fees, cooperative advertising arrangements and buy-downs. EITF 00-25 requires that such customer promotional payments that are currently classified as selling and distribution expenses be classified as a reduction of net sales. Had the Company applied EITF 00-25 to its fiscal year 2001 results, this would have resulted in a $20.1 million reclassification between net sales and selling and distribution expense. The adoption of EITF 00-25 will have no impact on operating income, net income or earnings per share. The Company will adopt EITF 00-25 for fiscal quarters beginning after December 15, 2001.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

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

     Severance payments recorded during 2000 relate to the termination of approximately 10,000 employees across all levels and operating units of the Company. Approximately 7,700 employees had been terminated by the Company as of December 31, 2001 relating to the restructuring effected during 2000. During the fourth quarter of 2001, the Company reevaluated its original estimated headcount reduction of approximately 10,000 employees, and determined that the headcount reduction will now approximate 8,200 employees throughout the company.

     During 1999, the Company recorded $35.2 million of charges primarily resulting from the write-off of non-cash items amounting to $20.3 million relating to physical assets in Venezuela and Colombia and $14.9 million cash items relating to severances in Brazil and Venezuela which have recorded as facilities reorganization charges.

     Nonoperating Charges - During the year ended December 31, 2000, the Company recorded $6.0 million of charges, of which $5.4 million was recorded in the first quarter and $0.6 were recorded in the fourth quarter, related to the disposal of nonoperating assets, including land from some of the operating plants, which are included in other expense, net. During the year ended December 31, 1999, the Company recorded $4.4 million of charges, all of which were recorded in the fourth quarter, related to the disposal of nonoperating assets in Venezuela.

     As a result of the facilities reorganization charges and nonoperating charges, the Company recorded a tax benefit of $46.5 million, of which $23.4 million was recorded in the first quarter of 2000 and $23.1 million was recorded in the fourth quarter of fiscal 2000. The facilities reorganization charges and nonoperating charges resulted in a tax benefit of $11.9 million for the year ended December 31, 1999.

     During the fourth quarter of 2001, the Company reversed into income $5.5 million of charges initially recorded in 2000 related to the sale of property in the Company's Venezuelan operations and job termination and severance payments throughout some of its operations. At the time of the restructuring announcement in 2000, the Company determined it would sell off specific property located throughout most of its operations. During the fourth quarter of 2001, the Company reevaluated its restructuring plans related to the sale of property and determined that it would no longer sell off one of its properties located in the Company's Venezuelan operations and that approximately 1800 employees that had been identified for termination would not be terminated. As a result of these decisions, the Company reduced the liability and reversed into income $5.5 million of charges initially recorded in 2000.

     During the fourth quarter of 2001, the Company increased its restructuring allowance by $5.5 million related to job termination and severance payments throughout some of its operations and corporate offices. At the time of the restructuring announcement in 2000, the Company determined it would terminate employees across all levels and operating units of the Company. During the fourth quarter of 2001, the Company reevaluated its restructuring plans related to reduction in headcount and determined that it needed to adjust its calculation of the affected employees, thereby recording an additional $5.5 million charge related to job termination and severance payments. Specifically, at the Company's headquarters in Miami, employees identified for termination were not part of the 2000 facilities reorganization charges, because the requirements for accrual under EITF Issue No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," were not met until the fourth quarter of 2001.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(2)  REORGANIZATION PROGRAMS (CONTINUED)

     The following table shows a summary of the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000 and 1999:



                                                  CASH                  NONCASH                TOTAL
                                          ---------------------------------------------------------------------
                                              2000      1999        2000       1999        2000        1999
                                          ---------------------------------------------------------------------

    Restructuring charges                   $86,677    $14,902    $ 24,814    $     -    $111,491    $ 14,902
    Asset write-offs                          1,894          -     381,637     20,270     383,531      20,270
    Nonrecurring charges                          -          -       8,637          -       8,637           -
                                            -------    -------    --------    -------    --------    --------
    Facilities reorganization charges        88,571     14,902     415,088     20,270     503,659      35,172

    Nonoperating charges                          -          -       5,977      4,391       5,977       4,391
                                            -------    -------    --------    -------    --------    --------
    Gross charges                           $88,571    $14,902    $421,065    $24,661     509,636      39,563
                                            =======    =======    ========    =======
    Income tax benefit                                                                     46,516      11,869
                                                                                         --------    --------
    Net charges                                                                          $463,120    $ 27,694
                                                                                         ========    ========

     The following table shows the status of the balance of the reorganization accrual and asset write-down allowance at
     December 31, 2001 and 2000. Balances of $6.0 million and $7.8 million are reflected in other long-term liabilities in the consolidated balance sheets at December 31, 2001 and 2000:


                               BALANCE AT        SEVERANCE       PROPERTY /     ASSET                                 BALANCE AT
                              DECEMBER 31,       AND OTHER       EQUIPMENT   WRITE-OFFS/                            DECEMBER 31,
                                  2000         CASH PAYMENTS       SOLD      WRITE-DOWNS  REVERSALS   (ADDITIONS)       2001
                            -------------------------------------------------------------------------------------------------------
   Write-off of property          $      -          $      -        $    -     $ (2,015)    $ 2,015      $      -        $      -
      and equipment
   Job termination and
      severance payments            44,899            42,693             -            -       3,500        (5,515)          4,221
   Other                            10,732             2,427             -            -           -             -           8,305
                                  --------          --------        ------     --------     -------      --------        --------
   Facilities
   reorganization
      charges                     $ 55,631          $ 45,120        $    -     $ (2,015)    $ 5,515      $ (5,515)       $ 12,526
                                  ========          ========        ======     ========     =======      ========        ========


                                                  ==== CHARGES ====          ========= APPLICATIONS =========
                               BALANCE AT                                  SEVERANCE        PROPERTY /     ASSET      BALANCE AT
                              DECEMBER 31,                               AND OTHER CASH     EQUIPMENT   WRITE-OFFS/  DECEMBER 31,
                                  1999           CASH         NONCASH       PAYMENTS          SOLD      WRITE-DOWNS      2000
                            --------------------------------------------------------------------------------------------------
   Write-off of property            $    -     $  2,770     $  54,451        $        -       $ 6,112    $ 51,109        $      -
      and equipment
   Job termination and
      severance payments                 -       78,769             -            33,870             -           -          44,899
   Venezuela goodwill
     impairment                          -            -       350,000                 -             -     350,000               -

   Other                                 -        7,032        10,637             6,937             -           -          10,732
                                 ---------     --------     ---------        ----------       -------    --------        --------
   Facilities
   reorganization
      charges                       $    -     $ 88,571     $ 415,088        $   40,807       $ 6,112    $401,109        $ 55,631
                                 =========     ========     =========        ==========       =======    ========        ========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(3)  ACCOUNTS RECEIVABLE

      Current accounts receivable consist of:                      DECEMBER 31,
                                                          -------------------------------
                                                               2001              2000
                                                          -------------------------------
        Customers and distributors                          $  87,183         $  94,044
        Employees                                               5,929             4,514
        Subsidiaries of Coca-Cola and related companies        16,510             9,301
        Sales and income taxes receivable                       8,942             8,561
        Other                                                  26,487            31,927
                                                            ---------         ---------
                                                              145,051           148,347
        Less - Allowance for doubtful accounts                  8,437             9,874
                                                            ---------         ---------
                                                            $ 136,614         $ 138,473
                                                            =========         =========




      Long-term receivables consist of:                            DECEMBER 31,
                                                          -------------------------------
                                                               2001              2000
                                                          -------------------------------
        Notes from distributors                             $   1,158         $   1,136
        Employee housing loan fund                                592               610
        Other                                                   3,771             5,458
                                                            ---------         ---------
                                                            $   5,521         $   7,204
                                                            =========         =========


     Notes from distributors relate to financing provided by the Company to distributors to acquire vehicles. Notes have maturities ranging from three to five years and bear interest at 15% as of December 31, 2001.


(4)  INVENTORIES


Inventories consist of:                                            DECEMBER 31,
                                                           -----------------------------
                                                              2001              2000
                                                           -----------------------------
        Bottled beverages                                   $  28,335         $  31,745
        Raw materials                                          51,837            41,675
        Spare parts and supplies                               29,637            35,473
                                                            ---------         ---------
                                                              109,809           108,893
        Less - Allowance for obsolete and slow moving items     6,769             3,454
                                                            ---------         ---------

                                                            $ 103,040         $ 105,439
                                                            =========         =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(5)  INVESTMENTS

     The principal components of investments and balances as of December 31, 2001 and 2000 with respective ownership percentages at December 31, 2001 are as follows:


                                                                              December 31,
                                                                      ---------------------------
      Description                                         Ownership        2001          2000
     -------------------------------------------------- ------------- ------------- -------------
        Cervejarias Kaiser, S.A. ("Kaiser")                 12.1%       $  13,276     $  15,773
        Ingenio San Carlos                                   8.0%           3,556         4,000
        Tapon Corona de Colombia, S.A.                      40.0%           2,794         2,211
        Comptec, S.A.                                       20.0%           1,633         1,727
        Industria Envasadora de Queretaro, S.A. de C.V.     14.9%           1,132         1,078
        Beta San Miguel                                      3.6%           1,030           981
        Marketable bonds                                        -           3,133         3,682
        Long-term bank investments                              -               -       126,141
        Other                                                   -           1,968         2,413
                                                                        ---------     ---------
                                                                        $  28,522     $ 158,006
                                                                        =========     =========

     The Company holds an investment interest of 12.1% in Kaiser (see Note 23), a Brazilian brewery, which amounted to $13.3 million as of December 31, 2001. This investment was accounted for under the equity method of accounting through June 30, 2000. Beginning July 1, 2000, this investment was accounted for under the cost method. The Company's ability to influence decision-making at Kaiser decreased significantly during 2000, resulting in a change in the method of accounting for this investment.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



(6)  PROPERTY, PLANT AND EQUIPMENT


      Property, plant and equipment consist of:                            DECEMBER 31,
                                                           --------------------------------------------
                                                                                          ESTIMATED
                                                                2001         2000       USEFUL LIVES
        Land                                                 $   86,040   $  103,345         -
        Buildings                                               309,355      296,713   20 to 40 years
        Leasehold improvements                                    7,563        7,467    3 to 25 years
        Machinery, equipment, furniture and fixtures          1,162,129    1,161,181    4 to 20 years
        Vehicles                                                357,178      363,876    4 to 10 years
        Construction in progress                                 51,829       64,238        -
                                                             ----------   ----------
                                                              1,974,094    1,996,820

        Less - Accumulated depreciation and amortization        930,224      871,101
                                                             ----------   ----------
                                                             $1,043,870   $1,125,719
                                                             ==========   ==========

(7)  OTHER CURRENT ASSETS

      Other current assets consist of:               December 31,
                                             -----------------------------
                                                 2001            2000
                                             -----------------------------
         Prepaid expenses                       $  7,466       $  10,089
         Deferred income taxes                    13,059          11,268
         Other current assets                      6,941           8,911
                                               ---------       ---------
                                               $  27,466       $  30,268
                                               =========       =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(8)  Related Party Transactions

     The Company purchases raw materials from various suppliers, including related parties, subject to approval of Coca-Cola. Such transactions are in the ordinary course of business at negotiated prices comparable to those transactions with other customers and suppliers. The principal components of related party transactions were purchases of concentrates, syrups, sugars, returnable and non-returnable bottles, cans, and caps.

     Amounts due from or due to related parties as of December 31, 2001 and 2000, respectively, are as follows:

                                                         December 31,
                                                 ------------------------------
                                                       2001             2000
        Accounts receivable:
             Subsidiaries of Coca-Cola              $ 14,025          $  6,769
             Subsidiaries of Kaiser                    2,485             2,532
                                                    --------          --------
                                                    $ 16,510          $  9,301
                                                    ========          ========
        Accounts payable:
             Subsidiaries of Coca-Cola              $ 21,842          $ 18,282
             Productos de Vidrio, S.A.                 2,912             1,137
             Central Azucarero Portuguesa, C.A.        1,950               339
             Tapon Corona de Colombia, S.A.            1,564               994
             Comptec, S.A.                               767               976
             Other                                         -               773
                                                    --------          --------
                                                    $ 29,035          $ 22,501
                                                    ========          ========

     The Company had the following significant transactions with related parties:


                                                                         YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                    2001         2000         1999
                                                                --------------------------------------
        Income:
             Marketing expense support from Coca-Cola
                 (recorded net against marketing expenses)        $ 36,503     $ 18,017     $ 59,279
             Kaiser beer distribution fees                           3,650        4,840        5,658
             Other                                                   2,453            -            -
                                                                  --------     --------     --------
                                                                  $ 42,606     $ 22,857     $ 64,937
                                                                  ========     ========     ========


                                                                         YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                    2001         2000         1999
                                                                --------------------------------------
        Expenses:
             Purchases of concentrate from Coca-Cola              $361,052     $343,075     $266,215
             Purchases of beer                                      52,295       59,372       74,020
             Purchases of other inventories                        179,133       79,011      106,712
                                                                  --------     --------     --------
                                                                  $592,480     $481,458     $446,947
                                                                  ========     ========     ========
             Capital expenditure incentives
             received in cash                                     $    303     $    408     $  9,833
                                                                  ========     ========     ========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(9)  INCOME TAXES

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

     At the end of 1998, certain Brazilian tax rules were changed as part of the federal government's reform of the tax system. For example, the "Cofins" tax, which is assessed on sales revenues, was increased from 2.0% to 3.0%, beginning in February 1999. One third of the "Cofins" tax paid may be offset against the social contribution tax calculated for the year, which is reported with the provision for income tax. Amounts not offset during the year may not be carried forward to future periods. The change in tax rules reduces the ability of Brazilian companies to fully recover credits derived from social contribution tax loss carryforwards, as in the case of the Company's Brazilian subsidiaries. Accordingly, the Company recorded a valuation allowance on previously recorded deferred income tax assets amounting to $14.1 million by charging the provision for income taxes in the fourth quarter of 1998. As a result of tax legislative changes during 1999, "Cofins" can no longer be offset against the social contribution tax. The Company reversed the aforementioned valuation allowance of $14.1 million by recording a benefit of $9.5 million, at the current exchange rate, against the provision for income tax resulting in a $4.6 million translation loss due to the devaluation of the Brazilian real as of December 31, 1998 and resumed recording assets corresponding to the social contribution tax loss carryforwards.

     As of December 31, 2001, the Company had $94.9 million of net operating loss carryforwards, including investment tax credits, available from its subsidiaries to offset future taxable income. The Company has recorded a valuation allowance of $19.8 million against net operating loss carryforwards from its subsidiaries. The Company's net operating loss carryforwards, totaling $94.9 million, expire as follows:



                      2002        2003       2004    2005 to 2010   Thereafter   No Expiration    Total
                 ----------------------------------------------------------------------------------------
     NOLAD          $   107     $     6    $     4     $ 2,539       $ 2,395              -      $ 5,051
     Brazil               -           -          -           -             -        $60,961      $60,961
     Venezuela     $ 18,879     $ 6,196    $ 3,790           -             -              -      $28,865
                   --------     -------    -------     -------       -------        -------      -------
     Total         $ 18,986     $ 6,202    $ 3,794     $ 2,539       $ 2,395        $60,961      $94,877
                   ========     =======   ========     =======      ========       ========      =======



     The Mexican and Venezuelan subsidiaries are subject to an asset tax, to the extent that such asset tax exceeds the income tax of the period, at an annual rate of 1.8% and 1.0%, respectively. Any required payment of asset taxes is refundable against the excess of income taxes over asset taxes for the following ten and three years in the case of Mexico and Venezuela, respectively.

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 consists of the following:



                           Current         Deferred     Valuation Allowance        Total
                           Expense    Expense (Benefit) Increase (Decrease)  Expense (Benefit)
                          -------------------------------------------------------------------
       2001:
          NOLAD             $ 79,258     $ (12,948)          $    -             $ 66,310
          Brazil               1,058        (3,236)               -               (2,178)
          Colombia             4,900          (124)               -                4,776
          Venezuela            2,453         4,836          (28,673)             (21,384)
          Corporate            2,845             -                -                2,845
                            --------     ---------        ---------             --------
            Total           $ 90,514     $ (11,472)       $ (28,673)            $ 50,369
                            ========     ==========       ==========            ========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(9)  INCOME TAXES (CONTINUED)

                           Current         Deferred     Valuation Allowance        Total
                           Expense    Expense (Benefit) Increase (Decrease)  Expense (Benefit)
                          -------------------------------------------------------------------
       2000:
          NOLAD             $ 78,609     $ (26,695)         $    -              $ 51,914
          Brazil               1,429       (16,449)              -               (15,020)
          Colombia            11,612       (19,212)              -                (7,600)
          Venezuela            5,366        (2,288)        (11,037)               (7,959)
          Corporate              465             -               -                   465
                            --------     ---------       ---------              --------
            Total           $ 97,481     $ (64,644)      $ (11,037)             $ 21,800
                            ========     ==========      ==========             ========
       1999:
          NOLAD             $ 47,529      $  5,418          $    -              $ 52,947
          Brazil               2,341       (24,158)         (9,507)              (31,324)
          Colombia            11,589       (10,311)              -                 1,278
          Venezuela            9,196       (15,892)         15,049                 8,353
          Corporate                -             -               -                     -
                            --------     ---------       ---------              --------
            Total           $ 70,655      $(44,943)       $  5,542              $ 31,254
                            ========     ==========      =========              ========

     The provisions (benefits) for income taxes computed by applying the local statutory rates to income before taxes, as reconciled to the actual provisions (benefits), are as follows for the years ended December 31, 2001, 2000 and 1999:

                                                  2001       2000      1999
                                                  -------------------------

        Tax expense (benefit) at local
          country statutory rate                    52%      (2%)       97%
        Add (deduct)--
           Tax inflation adjustments, net          (11%)     (2%)        6%
           Indexed tax depreciation                  1%       1%         2%
           Employee profit sharing                   4%       1%        13%
           Asset tax                                  -       1%        20%
           Tax credits relating to the
            deduction of interest on
            shareholders' equity and other          (2%)       -       (18%)
           Provision for valuation allowance          -       5%        60%
           Reversal of valuation allowance         (11%)       -       (18%)
           Other                                   ( 4%)      1%       (37%)
                                                   -----    -----      -----
         Tax at effective tax rate                  29%       5%       125%
                                                   =====    =====      =====

     The local country statutory rate has been determined on the basis of each subsidiary and not on a consolidated basis. The local country statutory rate for the Company and its subsidiaries as of December 31, 2001, 2000 and 1999 was as follows:

                         2001           2000           1999
                         ----           ----           ----

NOLAD                    35%            34%            34%
Brazil                   33%           (33%)          (33%)
Colombia                 35%           (35%)           35%
Venezuela                34%           (34%)          (34%)
Corporate                 -              -              -
                         ----          -----           ----
Total                    52%           ( 2%)           97%

     The components of the net deferred income tax liability (asset) as of December 31, 2001 and 2000 are as follows:

                                                                              DECEMBER 31,
                                                                     ---------------------------
                                                                          2001        2000
                                                                     ---------------------------

               Current:
                 Inventories                                           $ 18,404      $ 10,928
                 Nondeductible provisions                                (1,995)      (10,653)
                 Tax loss carryforwards                                 (28,865)      (46,617)
                 Valuation allowance                                     19,800        48,473
                 Other                                                    7,640         5,859
                                                                       ---------     --------
                    Total current liability, net                          14,984        7,990
                                                                       ---------     --------


                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(9)  INCOME TAXES (CONTINUED)

                                                                              DECEMBER 31,
                                                                     ---------------------------
                                                                          2001        2000
                                                                     ---------------------------
  Long-Term:
    Bottles and cases                                                     24,619        36,970
    Property, plant and equipment                                         68,344        60,190
    Nondeductible provisions                                             (31,120)      (44,990)
    Tax loss carryforwards                                               (66,012)      (57,200)
    Other                                                                 (3,132)       (1,429)
                                                                          -------     ---------

       Total long-term asset, net                                         (7,301)       (6,459)
                                                                        ---------     ---------
       Total                                                            $  7,683      $  1,531
                                                                        =========     =========


     As of December 31, 2001, the net deferred income tax liability of $7.7 million was presented in the balance sheet, based on tax jurisdiction, as current deferred income tax assets of $13.0 million, non-current deferred income tax assets of $94.6 million, current deferred income tax liabilities of $28.0 million and non-current deferred income tax liabilities of $87.3 million. Similarly, at December 31, 2000, the net deferred income tax liability of $1.5 million was presented in the balance sheet, based on tax jurisdiction, as current deferred income tax assets of $11.3 million, non-current deferred income tax assets of $99.2 million, current deferred income tax liabilities of $19.3 million and non-current deferred income tax liabilities of $92.7 million.


(10) BANK LOANS AND LONG-TERM OBLIGATIONS

     At December 31, 2001, the Company and its subsidiaries had $35.2 million in direct unsecured bank loans denominated in U.S. dollars, with maturities between one and twelve months. The weighted average annual fixed interest rate for $25.2 million of the loans as of December 31, 2001 was 10.5%. The remaining $10.0 million in bank loans, as of December 31, 2001, had an average annual interest rate of three-month LIBOR plus 1.3% (2.6% as of December 31, 2001).

     Current and long-term obligations at December 31, 2001 and 2000 consisted of the following:

                                                                              DECEMBER 31,
                                                                     ---------------------------
                                                                          2001        2000
                                                                     ---------------------------


     Current obligations:
       Notes payable to banks, in various currencies,
        weighted average interest rates of 9.2% and
        9.5%, respectively                                             $  35,184     $  40,295
     Current maturities of long-term obligations                          75,439       184,889
                                                                       ---------     ---------
       Total current obligations                                         110,623       225,184
                                                                       ---------     ---------

     Long-term obligations:
          Senior notes, in U.S. dollars, weighted average interest
            rates of 7.5% and 7.5%, respectively, maturing
            from April 2003 to July 2009                               $ 450,000     $ 450,000


                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(10) BANK LOANS AND LONG-TERM OBLIGATIONS (CONTINUED)

                                                                              DECEMBER 31,
                                                                     ---------------------------
                                                                          2001        2000
                                                                     ---------------------------
  Long-term obligations:
    Notes payable to banks, in U.S. dollars, weighted
       average interest rates of 3.6% and 9.0%, respectively,
       maturing from June 2003 to February 2005                          179,975       549,111
    Notes payable to banks, in Mexican pesos, weighted
       average interest rates of 8.0% and 0%, respectively,
       maturing in December 2003                                         101,960             -
    Notes payable to banks, in Brazilian reales, weighted
      average interest rates of 9.2% and 13.6%, respectively,
      maturing from April 2002 to March 2003                               1,558        10,125
    Notes payable to banks, in Venezuelan bolivares, weighted
      average interest rates of 0% and 29.5%, respectively,
      maturing in July 2001                                                    -        49,139
    Notes payable to banks, in Guatemalan quetzales, weighted
      average interest rates of 15.0% and 19.7%, respectively,
      maturing December 2002 to October 2005                               2,908         5,130
    Notes payable to banks, in Costa Rican colones, weighted
      average interest rates of 17.5% and 0%, respectively,
      maturing in May 2005                                                 4,224             -
    Unsecured promissory notes, in Mexican pesos, weighted
      average interest rates of 8.7% and 8.7%, respectively,
      maturing in November 2006                                          126,993       115,158
    Marketable bonds, in Colombian pesos, weighted average
      interest rates of 11.3% and 16.1%, respectively                     63,287        29,159
    Capital lease, in U.S. dollars, interest rates of
      5.4% and 5.9%, respectively                                          4,153         5,642
                                                                         -------     ---------
                                                                         935,058     1,213,464
    Less -current maturities                                              75,439       184,889
                                                                         -------     ---------
    Total long-term obligations, net of current maturities             $ 859,619   $ 1,028,575
                                                                         =======     =========

     During the fourth quarter of 2001, the Company restructured $130.0 million of a syndicated loan maturing in November 2004 with quarterly interest payments at an average annual interest rate of three-month LIBOR plus 0.75% to three-month LIBOR plus 1.25% (2.6% at December 31, 2001).

     On November 12, 1999, the Mexican subsidiaries issued unsecured promissory notes for 1.0 billion Mexican pesos equivalent to 380.0 million UDI's (unit of real constant value, in Mexican pesos, whose value is calculated by Bank of Mexico), payable semiannually with a seven-year maturity and bearing an annual interest rate of 8.65% (including withholding). As of December 31, 2001 and 2000, the amount of this debt is $127.0 million and $115.2 million, respectively.

     During December 2001, the Company entered into a debt agreement for 930.0 million Mexican pesos (US$ 102.0 million at December 31, 2001), maturing in 2003 with semiannual principal payments and bearing interest at the 28-day TIIE (interbank equilibrium rate of Mexico) plus 0.75% (8.75% at December 31, 2001).

     During February 2001 and August 2001, the Company issued unsecured marketable bonds denominated in Colombian pesos for a total of Col$80.0 billion (US$34.9 million at December 31, 2001), with five-year maturities and annual interest rates ranging from DTF (the Colombian borrowing rate) plus 1.9% to DTF plus 2.7% (ranging from 10.7% to 11.5%, respectively, at December 31, 2001).

     The Company's debt agreements establish, among other restrictions, an interest coverage ratio ranging from not less than 3.25 to 1 to not less than 4.0 to 1 and a debt-to-earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio ranging from not more than 2.5 to 1 to not more than 2.25 to 1.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(10) BANK LOANS AND LONG-TERM OBLIGATIONS (CONTINUED)

     Maturities of long-term obligations at December 31, 2001 are as follows:

               2002                                       $  75,439
               2003                                         278,707
               2004                                          88,273
               2005                                          31,056
               2006                                         146,634
               Thereafter                                   314,949
                                                          ---------
                                                          $ 935,058
                                                          =========


     As of December 31, 2001, the Company and its subsidiaries have complied with all the terms and conditions established in the loan agreements.


(11) DERIVATIVE INSTRUMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," became effective for the Company on January 1, 2001. Adoption of these statements as of January 1, 2001 did not have a material effect on the Company's financial statements.

     The Company had a floating-to-fixed interest rate swap (the "Swap"), expiring in November 2002, with a total notional amount outstanding at December 31, 2001 of $250.0 million, which exchanges LIBOR for a fixed interest rate of 6.437%. Upon adoption of SFAS No. 133, the Company designated the Swap as a cash flow hedge. During 2001, the Company determined that it was probable that the original forecasted transaction would not continue through the expiration of the Swap. Therefore, the Company reclassified $12.2 million of unrealized losses related to the Swap from accumulated other comprehensive income to other expense, net in the Company's statement of operations. The fair value of the Swap was $10.4 million as of December 31, 2001.

     The Company uses futures contracts and options on futures in the normal course of business to hedge anticipated purchases of certain raw materials used in its operations. As of December 31, 2001, the Company had call options outstanding to purchase 4,000 metric tons of sugar for a total cost of $18 thousand. The fair value of these options was $30 thousand as of December 31, 2001.

     The Company uses currency swap arrangements to hedge exchange rate exposure arising from the Company's operations in its international subsidiaries. On December 28, 2001, the Company entered into foreign currency forward purchase contracts, expiring in 2002, with total notional amounts of approximately $23.5 million, which exchange Brazilian reales for U.S. dollars. As of December 31, 2001, the fair value of these foreign currency forward purchase contracts was zero.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(12) ACCOUNTS PAYABLE


     Accounts payable consists of:                                            December 31,
                                                                     ---------------------------
                                                                       2001             2000
                                                                     ---------------------------

         Trade and other payables                                      $ 245,129     $ 148,738
         Related party payables                                           29,035        22,501
                                                                       ---------     ---------
         Total                                                         $ 274,164     $ 171,239
                                                                       =========     =========


(13) OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of:              December 31,
                                                    ---------------------------
                                                      2001             2000
                                                    ---------------------------


        Accrued salaries and benefits                 $  17,365     $   9,071
        Fair value of derivative instruments             10,433             -
        Interest payable                                  4,472        16,247
        Other accrued expenses                           19,039        21,843
                                                      ---------     ---------
        Total                                         $  51,309     $  47,161
                                                      =========     =========



(14) PENSIONS

     The status of the pension plans are presented in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits":


                                                                              December 31,
                                                       ----------------------------------------------------
                                                               2001                       2000
                                                       ----------------------------------------------------
                                                       Unfunded      Funded       Unfunded       Funded
                                                       --------      ------       --------       ------
             Change in benefit obligation
             Benefit obligation at beginning of year   $ 14,556     $ 29,049      $ 14,255      $ 28,759
             Service cost                                   610        2,410           668         2,626
             Interest cost, net                           1,886        2,508         2,110         3,760
             Effect of curtailment and settlements        3,733       (8,601)         (308)       (2,604)
             Actuarial (gain) loss                          252         (704)        2,357         4,407
             Benefit payments                               (78)      (2,304)       (4,748)       (6,288)
             Translation (gain) loss                     (1,976)       2,223           222        (1,611)
                                                       ---------    --------      --------      --------
             Benefit obligation at end of year         $ 18,983     $ 24,581      $ 14,556      $ 29,049
                                                       --------     --------      --------      --------

               PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(14) PENSIONS (CONTINUED)

                                                                     December 31,
                                                       ----------------------------------------------------
                                                               2001                       2000
                                                       ----------------------------------------------------
                                                       Unfunded      Funded       Unfunded       Funded
                                                       --------      ------       --------       ------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year    $      -     $ 12,964      $      -      $ 14,256
     Actual return on plan assets                             -          769             -          (294)
     Employer contributions                                   -        3,263             -         3,194
     Benefit payments                                         -       (3,543)            -        (3,316)
     Translation gain                                         -       (1,915)            -          (876)
                                                       --------     ---------     --------      ---------
     Fair value of plan assets at end of year          $      -     $ 11,538      $      -      $ 12,964
                                                       --------     --------      --------      --------
     FUNDED STATUS
     Benefit obligation in excess of
       fair value of plan assets                       $ 18,983     $ 13,043      $ 14,556      $ 16,085
     Unrecognized net actuarial (gain) loss               1,721       (2,584)       (2,528)          595
     Unrecognized prior service cost (benefit)             (102)      (6,747)           32       (11,635)
     Effect of curtailment and settlements               (3,733)         797           229             -
     Unrecognized net transition
       obligation (asset)                                    69         (700)         (207)         (821)
                                                       --------     --------      --------      --------
     Net obligation recognized                         $ 16,938     $  3,809      $ 12,082      $ (4,224)
                                                       ========     ========      ========      ========

     The net periodic pension cost consists of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         2001         2000         1999
                                                       ------------------------------------
     Service cost                                      $  3,020     $  3,294      $  2,400
     Interest cost, net                                   4,394        5,870         5,464
     Expected return on plan assets                        (817)      (1,518)       (1,333)
     Amortization of prior service cost                     601          540           272
     Recognized net actuarial loss (gain)                   (14)         121             -
     Transition obligation                                  (80)         (32)            -
                                                       ---------    ---------     --------
     Net periodic pension costs                        $  7,104     $  8,275      $  6,803
                                                       =========    =========     ========

     The actuarial assumptions in 2001, 2000 and 1999, net of inflation, which reflect the local economic conditions and particular circumstances of each of the subsidiaries, are as follows:

                                                2001
                    ---------------------------------------------------------
                                      EXPECTED RETURN   RATE OF COMPENSATION
                     DISCOUNT RATE    ON PLAN ASSETS         INCREASE
                    ---------------------------------------------------------
      Mexico            12.0%              13.0%                9.0%
      Brazil            11.3%              11.3%                7.1%
      Colombia          19.0%                 *                13.0%
      Costa Rica        18.0%              20.0%               13.0%
      Nicaragua         14.0%                 *                10.0%
      Guatemala         15.0%                 *                10.0%
      Corporate          7.5%               8.0%                7.5%

                                                2000
                    ---------------------------------------------------------
                                      Expected return   Rate of compensation
                     Discount rate    on plan assets         increase
                    ---------------------------------------------------------
      Mexico             7.3%               9.0%                 3.3%
      Brazil             6.0%               6.0%                 2.0%
      Colombia          19.0%                 *                 13.0%
      Guatemala         15.0%                 *                 10.0%

              PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(14) PENSIONS (CONTINUED)




                                                1999
                    ---------------------------------------------------------
                                      Expected return   Rate of compensation
                     Discount rate    on plan assets         increase
                    ---------------------------------------------------------

      Mexico             4.5%               6.0%                         1.0%
      Brazil             6.0%               6.0%                         2.0%
      Colombia           7.0%                 *                          1.0%
      Guatemala          8.0%                 *                          3.0%

     *Not applicable, as the benefits are not funded.


(15) COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. The Company extends credit on an unsecured basis to some of its distributors and customers. Diversification of credit risk is difficult since the Company sells primarily in the beverage industry. The Company's management recognizes that extending credit and setting appropriate allowances for uncollectible accounts receivable is largely a subjective decision based on knowledge of the customer. The Company's management and their staff meet regularly to evaluate credit exposure in the aggregate, and by individual credit and maintains allowances for potential losses or adjustments. Management sets and maintains credit standards and ensures the overall quality of the credit portfolio.


     Litigation, Claims and Assessments

     From time to time, the Company and its subsidiaries are involved in litigation, claims and assessments incidental to the operation of the Company's business. As a general policy, the Company defends matters in which the Company or its subsidiaries are named defendants and, for insurable losses, maintains insurance to protect against adverse judgments, claims or assessments that may affect the Company. In the opinion of the Company, although the adequacy of existing insurance coverage or the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability associated with any claims or litigation in which the Company or its subsidiaries are currently involved will not materially affect the Company's financial condition but could be material to the results of operations or cash flows in any one accounting period.


     Self-insurance

     As of December 31, 2001, the Company's subsidiaries in Mexico, Colombia, and Venezuela are partly self-insured through a fully owned subsidiary, Panamco Insurance Company Limited ("Panamco Insurance"), for various property risks. The Company maintains insurance coverage for these subsidiaries for individual claims in excess of $0.3 million and up to $79.5 million in aggregate coverage. Expense related to claims covered by Panamco Insurance was approximately $0.5 million, $0.6 million and $0.8 million in 2001, 2000 and 1999, respectively. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded allowances are adequate to cover the future payment of claims. However, it is reasonably possible that recorded allowances may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

              PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(15) COMMITMENTS AND CONTINGENCIES (CONTINUED)


     Construction Commitments

     In the normal course of business, the Company occasionally enters into commitments for the construction of new production facilities. At December 31, 2001, the amounts outstanding under these construction commitments totaled approximately $10.2 million.

     EDS Contract

     On December 1, 2000, the Company entered into a five-year outsourcing contract with EDS to manage its information technology infrastructure throughout Latin America for approximately $97.6 million, which will end on November 30, 2005. During 2001, the Company incurred $17.9 million in expense related to this contract. The future minimum obligations under this contract are $21.9 million in 2002, $21.0 million in 2003, $18.4 million in 2004 and $14.9 million in 2005.

     Vulnerability due to Concentration and Franchise Arrangements

     The Company's primary raw material supplier is Coca-Cola. Transactions with Coca-Cola are subject to maintenance provisions under existing bottler agreements. The Company's other raw materials are sourced from multiple vendors and the Company believes additional supply sources exist for all these raw materials.

     The Company has the right to sell Coca-Cola's products pursuant to bottling or other similar agreements described below, which may have a material effect on the Company's financial statements in the case of non-compliance by the Company or non-performance by Coca-Cola.

     In the event of a problem with the quality of a beverage, Coca-Cola may require the Company to take all necessary measures to withdraw the beverage from the market. Coca-Cola must also approve the types of container used in bottling and controls the design and decoration of the bottles, boxes, cartons, stamps and other materials used in production. The agreements grant Coca-Cola the right to inspect the products.

     Coca-Cola charges the Company a fixed price for concentrates, which may change from time to time at the discretion of Coca-Cola. Coca-Cola currently charges the Company a percentage of the weighted average wholesale price (net of taxes) of each case sold to retailers within each of the Company's franchise territories. The Company pays no additional compensation to Coca-Cola under the licenses for the use of the associated trade names and trademarks. Subject to local law, Coca-Cola has the right to limit the wholesale prices of its products.

     As it has in the past, Coca-Cola may, in its discretion, contribute to the Company's advertising and marketing expenditures as well as undertake independent advertising and marketing activities. Coca-Cola has routinely established annual budgets with the Company for cooperative advertising and promotion programs.

     Service Fees

     The Company is appealing a decision by the Brazilian tax authorities imposing income taxes, interest and fines in an amount equivalent to $3.0 million and $3.5 million as of December 31, 2001 and 2000, respectively, relating primarily to the deductibility of certain inter-company service payments.

     Tax Credits

     The Brazilian subsidiaries are also being assessed by the Brazilian tax authorities for tax credits taken during 1995 and 1996, relating to overpayments of the value-added tax in previous years. Such overpayments related to value-added tax applied to samples, free products given to customers and to credit sales. These assessments amount to approximately $37.2 million and $35.9 million as of December 31, 2001 and 2000, respectively, and the Company has appealed the assessments at the administrative level. The Company and its outside legal advisors believe that in view of the legal basis adopted for the use of such credits, no significant liability should result from this issue and therefore no provision for this matter has been recorded in the accompanying consolidated financial statements.

              PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(15) COMMITMENTS AND CONTINGENCIES (CONTINUED)


     During May 2000, the Comision Federal de Competencia (the Mexican Antitrust Commission, the "Commission") pursuant to a compliant filed by PepsiCo, Inc. and certain of its bottlers in Mexico, initiated an investigation of the sales practices of Coca-Cola and its bottlers. In November 2000, in a preliminary decision and in February 2002, through a final resolution, the Mexican Antitrust Commission held that Coca-Cola and its bottlers engaged in monopolistic practices with respect to exclusivity arrangements with certain retailers. The Mexican Antitrust Commission did not impose any fines, but ordered Coca-Cola and its bottlers, including certain Mexican subsidiaries of Panamco, to abstain from entering into any exclusivity arrangement with retailers. Panamco plans to appeal this decision. Although no assurances can be given, we do not believe that the outcome of this matter, even if determined against us, will have a material adverse effect on our financial condition or results of operations.

     During August 2001, the Comision para Promover la Competencia (the "Costa Rican Antitrust Commission") pursuant to a similar complaint filed by PepsiCo, Inc. and its bottler in Costa Rica initiated an investigation on the sales practices of Coca-Cola and Panamco Costa Rica for alleged monopolistic practices in the retail distribution channel including the gain of share of sales through exclusivity arrangements. The Costa Rican Antitrust Commission is currently investigating the matter. We believe that the complaint is without merit and we intend to vigorously defend ourselves in this matter. Although no assurances can be given, we do not believe that the outcome of this matter, even if determined against us, will have a material adverse effect on our financial condition or results of operations.

     In connection with the Venezuela Acquisition, in 1999 we received notice of certain tax claims asserted by the Venezuelan taxing authorities, which mostly relate to fiscal periods prior to the Venezuela Acquisition. The claims are in preliminary stages and currently total to approximately $48.2 million. We have certain rights to indemnification from Venbottling (a company owned by the Cisneros family) and Coca-Cola for a substantial portion of such claims. Based on the information currently available, we do not believe that the ultimate disposition of these cases will have a material adverse affect on us.

     During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. As a result, these distributors may, among other things, individually demand certain labor and severance rights against Panamco Venezuela. Since the incorporation process began, Panamco Venezuela has vigorously opposed its formation through all available legal channels. In February 2000, Panamco Venezuela presented a nullity recourse against the union incorporation solicitation, as well as an injunction request before the Venezuelan Supreme Court. On September 20, 2001, the Venezuelan Supreme Court rendered its opinion confirming the incorporation of the union, but withheld granting any specific labor rights to the members of the union other than the right to be unionized. In order to obtain specific labor rights, the union (or its members) will have to request and obtain from a court of law a determination that the members of such union are considered workers pursuant to Venezuelan labor laws, and thereafter claim against Panamco Venezuela the payment of such benefits and rights including retroactive payments.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(15) COMMITMENTS AND CONTINGENCIES (CONTINUED)


     To our knowledge, neither the union nor any of its individual members have initiated any process with the objective of obtaining such a court decision, although certain members of the union have threatened such action. We intend to vigorously defend our rights should this action be filed. During February 2002, the union filed a petition before the Venezuelan administrative agency in charge of labor matters attempting to obligate Panamco Venezuela to negotiate a collective bargaining agreement. In response, Panamco Venezuela filed a nullity recourse before the competent tribunal (the "Court") along with an injunction requesting the Court to suspend the collective bargaining negotiations until the nullity recourse is resolved. The Court granted the injunction in favor of Panamco Venezuela and admitted the nullity recourse. This injunction and nullity recourse was extended to a subsequent request by the union to have the Venezuelan administrative agency mediate the matter. During March 2002, a subcommittee of the Venezuelan congress conducted a hearing with representatives of the union as well as representatives of Panamco Venezuela. The subcommittee is currently reviewing the matter and a final recommendation from this political body is pending. We strongly believe that this matter should be resolved by the court system in Venezuela and intend to vigorously defend any attempts to politicize the matter.

     Panamco Brazil is the subject of administrative proceedings in the Federal Revenue Office brought by Brazilian tax authorities seeking income taxes, interest with respect to credits taken in current periods and fines in an amount equivalent to $3.7 million as of December 31, 2000. Issues raised by the tax authorities include the deductibility of certain investment losses. The Brazilian tax authorities prevailed at the initial administrative proceeding in 1991 and at the appellate administrative level in June 1993. Panamco Brazil has appealed the decision. In April 1998, the Brazilian Taxpayers' Council ruled unanimously in favor of Panamco Brazil. The amount in question represents approximately $1.8 million. This ruling is not subject to appeal. The Brazilian Taxpayers' Council, however, issued a ruling against a former subsidiary of Panamco Brazil. The amount in question represents approximately $1.9 million. Panamco Brazil has appealed this ruling.

     During July 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against us (and certain of our subsidiaries) and Coca-Cola (and certain of its subsidiaries). In the complaint, the plaintiffs alleged that we engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500 million, including treble and punitive damages and the cost of the suit, including attorney fees. We have filed a motion to dismiss the complaint for lack of subject matter and personal jurisdiction. A ruling on our motion to dismiss the lawsuit is expected in the second quarter of 2002. We believe this lawsuit is without merit and intend to vigorously defend ourselves in this matter.

     Other legal proceedings are pending against or involve the Company and its subsidiaries, which are incidental to the conduct of their businesses. We believe that the ultimate disposition of such other proceedings will not have a material adverse effect on our consolidated financial condition.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(16) LEASES

     The Company leases buildings, machinery and equipment, vehicles, and office equipment throughout its operations under both operating and capital leases that expire between 2002 and 2007. The following are the minimum lease payments for each of the years indicated applicable to capital and operating leases as of December 31, 2001:

                                        Capital       Operating
                                      -----------   -------------
          Fiscal year:
                 2002                   $ 1,253         $11,096
                 2003                     1,253          11,606
                 2004                     1,253           9,129
                 2005                     1,253          17,561
                 2006                         -           3,196
                 Thereafter                   -           1,955
                                         ------         -------
          Total minimum lease payments  $ 5,102         $54,543
                                                        =======
          Amount representing interest      859
                                        -------
          Present value of minimum
            lease payments              $ 4,153
                                        =======

     Rental expense for all operating leases charged against earnings amounted approximately to $9.7 million, $13.5 million, and $8.9 million in 2001, 2000, and 1999, respectively, and is included within the general and administrative expense in the consolidated statements of operations.


(17) COMPENSATION PLANS

     Cash Bonus Plan

     The Company has adopted a short-term incentive plan (the "Bonus Plan"), pursuant to which key executives of the Company and subsidiaries may receive bonus compensation based on Company performance, as determined by the Compensation Committee of the Board of Directors (the "Committee"). Under the amended Bonus Plan, effective as of January 1, 2002, each participant is assigned a target award expressed as a percentage of base salary in varying amounts (which do not exceed 60% of base salary). The actual award will be based on Company performance, and will vary from 0% to 300% of the target award, on the basis of the relationship between actual performance of the participant's "Economic Unit" (that is, the Company or Panamco Mexico, Panamco Colombia, Panamco Brazil, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala) and projected performance. For purposes of evaluating Economic Unit performance, the Committee will compare actual revenues, cash operating profit, net income, and free cash flow to projected amounts.

     Employee Profit Sharing

     Mexican, Brazilian and Venezuelan laws require that the Company make payments to employees relating to profit sharing. Profit sharing payments are treated as compensation expense and are reflected in the appropriate captions in the accompanying statements of operations. The employee profit sharing expense was $36.5 million, $33.2 million and $27.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(17) COMPENSATION PLANS (CONTINUED)

     Stock Option Plans

     At December 31, 2001, the Company had two stock option plans. A Stock Option Plan for Employees (the "Employee Plan"), which has a maximum of 14,200,000 shares of Class A Common Stock available for stock option grants of which 5,200,000 shares were authorized to be included in the Employee Plan by the Board of Directors and shareholders with voting rights in 2001. Under this plan, the options vest over a five-year period for the options granted through 1996 and over a three-year period for options granted beginning in 1997.

     The Company also has a Stock Option Plan for Nonemployee Directors (the "Directors Plan"), which was implemented to attract and retain the services of experienced and knowledgeable nonemployee directors and nonemployee members of the advisory board of the Company. The Directors Plan provides each nonemployee director and each nonemployee advisory board member with an option to purchase a specified number of shares of Class A Common Stock. A total of 190,000 shares of Class A Common Stock is available for grants under the Directors Plan of which 90,000 shares were authorized to be included in the Directors Plan by the Board of Directors in 2001, which is administered by the Board of Directors or a subcommittee thereof. The Board of Directors has the discretion to amend, terminate or suspend the Directors Plan at any time. Under the Directors Plan, the options vest over a four-year period for the options granted until 1996 and over a three-year period for the options granted beginning in 1997. As of December 31, 2001, no options have been exercised or cancelled under the Directors Plan.

     There were 6,856,716 shares of common stock reserved for future grants as of December 31, 2001 under all stock option plans.

     On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 600,000 options to certain executive officers, but not pursuant to the Employee Plan, at an exercise price of $14.25 per share. These options vested 50% upon issuance and 50% after one year. Since the grant of the stock options was at an exercise price equal to that of the quoted market price on the date of the grant, no compensation expense was recorded by the Company related to these options.

     Nonvested Stock Grant

     On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 700,000 shares of nonvested stock to certain executive officers. The terms of the restricted stock are as follows: one-third of the shares shall vest in the event that the share price equals or exceeds the grant date share price by $5.00 or more on or before the second anniversary of the grant date; two-thirds of the shares (reduced by one-third if shares already vested) shall vest if the share price exceeds the grant date share price by $10.00 or more on or before the third anniversary of the grant date; and all the unvested shares shall vest in the event that the share price equals or exceeds the grant date share price by $15.00 or more on or before the fourth anniversary of the grant date. The holders are entitled to dividends on the entire amount of the restricted stock. Non-vested shares shall be forfeited to the extent that they do not vest on or before the fourth anniversary of the grant date.

     During the second quarter of 2001, the Company issued 700,000 shares and retained possession of the shares subject to meeting the vesting requirements. During July 2001, one-third of the shares became vested and the Company delivered the vested shares to the executive officers and recognized compensation expense totaling $4.5 million associated with the vesting of one-third of the shares. Due to the uncertainty of the future market price of the stock, management cannot make a reasonable estimate as to what the compensation expense, associated with the vesting of two-thirds of the shares, may be or if the remaining restricted stock will vest.

                PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(17) COMPENSATION PLANS (CONTINUED)

     Stock Option Activity

     A summary of option transactions is presented below:



                                              2001                             2000                              1999
                                 -------------------------------  --------------------------------  -------------------------------
                                     Options        Weighted          Options        Weighted          Options        Weighted
                                                    average                           average                          average
                                                    exercise                         exercise                         exercise
                                                     price                             price                            price
                                 -------------------------------  --------------------------------  -------------------------------

     Outstanding on                   7,003,224        $ 17.82         5,463,414         $ 19.00        4,129,314         $ 20.45
        January 1,
     Granted                          1,039,295          16.31         1,750,110           14.54        1,560,000           15.69
     Exercised                         (336,582)         14.23           (25,000)          16.20          (76,500)          16.33
     Forfeited                         (351,935)         19.26          (185,300)          21.89         (149,400)          25.87
                                   -------------                      -----------                      -----------
     Outstanding on
        December 31,                  7,354,002        $ 17.70         7,003,224         $ 17.82        5,463,414         $ 19.00
                                   ============                       ==========                       ==========
     Options exercisable
        at end of year                5,139,626        $ 18.59         4,041,840         $ 19.06        2,535,719         $ 19.37
                                   ============                       ==========                       ==========
     Nonvested stock
        at end of year                  466,667        $ 14.25           700,000         $ 14.25                -           $   -
                                   ============                       ==========                       ==========



     The following table sets forth certain information relating to outstanding and exercisable stock options at December 31, 2001:

                                                Options Outstanding                                  Options Exercisable
                           ---------------------------------------------------------------  ---------------------------------------
                                 Number                              Weighted average
                             outstanding at        Weighted             remaining                 Number             Weighted
                              December 31,          average          contractual life         outstanding at         average
                                  2001          exercise price          (in years)           December 31, 2001    exercise price
                           ---------------------------------------------------------------  ---------------------------------------

     $13.75 to $15.00            2,380,310            $ 14.41                7.3                   1,659,437           $ 14.29
     $15.01 to $20.00            2,957,438              16.24                7.8                   1,472,935             16.39
     $20.01 to $25.00            1,509,310              21.66                6.6                   1,500,310             21.67
     $25.01 to $29.94              506,944              29.94                6.0                     506,944             29.94
                                 ---------                                                         ---------
                                 7,354,002            $ 17.70                7.2                   5,139,626           $ 18.59
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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)




(17) COMPENSATION PLANS (CONTINUED)


                                                     December 31,
                                   -----------------------------------------
                                       2001          2000           1999
                                   ------------   ------------   -----------
     Net income (loss):
       As reported                  $  118,024    $ (504,660)    $ (59,904)
                                    ==========    ===========    ==========

       Pro forma                    $  107,984    $ (510,039)    $ (69,017)
                                    ==========    ===========    ==========

     Net income (loss) per share:
       As reported:
         Basic                      $     0.94    $    (3.92)    $   (0.46)
                                    ==========    ===========    ==========

         Diluted                    $     0.93    $    (3.92)    $   (0.46)
                                    ==========    ===========    ==========

       Pro forma:
         Basic                      $     0.86    $    (3.96)    $   (0.53)
                                    ==========    ===========    ==========

         Diluted                    $     0.85    $    (3.96)    $   (0.53)
                                    ==========    ===========    ==========

     SFAS No. 123 requires pro forma disclosure to include expense from grants beginning in 1995. As such, for 1999, the Company's pro forma information is not representative of the pro forma effect of the fair value provisions of SFAS No. 123 on the Company's net income because pro forma compensation expense related to grants made prior to 1995 was not taken into consideration.

     The weighted-average fair value at date of grant for stock options granted during 2001, 2000 and 1999 was $6.57, $6.69 and $6.60, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:


                                                     December 31,
                                   -----------------------------------------
                                       2001          2000           1999
                                   ------------   ------------   -----------
       Risk-free interest rate          3.90%          5.78%          5.82%
       Dividend yield                   1.40%          1.30%          1.11%
       Expected volatility              40.5%          42.0%         59.20%
       Expected option term lives   6.4 years      6.7 years        3 years

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(18) CAPITAL AND OTHER TRANSACTIONS

     At the time of the signing of the Agreement (mentioned in Note 1), and in connection with the acquisition of the Costa Rican franchise, Export acquired additional shares of Class A and B Common Stock and 2 shares of a new Series C Preferred Stock of the Company. The holder of the Series C Shares (the "Holder") is not entitled to receive any dividends with respect to the Series C Stock and is only entitled to a preference on the liquidation, dissolution or winding up of the Company of $1.00 in total. Pursuant to the Certificate of Designation for the Series C Shares, the Company has agreed with the Holder not to take certain actions without the approval of the Holder, including, but not limited to: (i) certain consolidations, mergers and sales of substantially all of the Company's assets; (ii) any acquisition or sale of a business (or an equity interest therein) if the purchase price or sales price thereof, as the case may be, exceeds a material amount (as defined therein); (iii) entry into any new significant line of business or termination of any existing significant line of business; (iv) certain capital expenditures and acquisitions and dispositions of property and equipment; (v) certain transactions with affiliates (as defined); (vi) certain changes in the Company's policy with respect to dividends or distributions to shareholders and (vii) certain changes to the Company's Articles or By-laws. These rights are subject to certain exceptions and qualifications and may be suspended or terminated in certain circumstances.

     On December 9, 1999, the Board of Directors authorized a $100.0 million share repurchase program of the Company's Class A Common Stock (the "Share Repurchase Program") in accordance with the anti-market-manipulation safe harbor of Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Share Repurchase Program was supplemented with $25.0 million increases on each of July 20, 2001 and September 6, 2001. In addition to this $150.0 million authority, the Share Repurchase Program also provides for repurchases of shares from independent brokers by the Company (currently totaling $4.8 million) made in connection with employees' stock option exercises. Company shares may be purchased in the open market or in privately negotiated transactions, depending on market conditions and other factors. During 2001, the Company has repurchased 7,283,685 shares amounting to $133.5 million (including brokerage commissions) during 2001. From the Share Repurchase Program's inception on December 9, 1999 to December 31, 2001, the Company has repurchased 8,437,564 shares for a total amount of $154.8 million (including brokerage commissions).

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

     The Company declared cash dividends of $0.24 per share of common stock for each of the years ended December 31, 2001, 2000, and 1999.


(19) RETAINED EARNINGS

     Certain of the Company's subsidiaries are required by law to appropriate a portion of their annual net income to legal provisions until such allowances equal prescribed percentages of outstanding capital stock. These legal allowances, which aggregated $39.2 million and $38.4 million at December 31, 2001 and 2000, respectively, are generally not available for distribution to shareholders until the liquidation of the individual companies, except in the form of stock dividends in the Mexican subsidiaries.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(19) RETAINED EARNINGS (CONTINUED)

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

     Dividends from earnings generated until 1998 are not subject to income taxes in Mexico, as long as they are paid from "net taxed income" (UFIN). Dividends not paid from UFIN are subject to a 35% income tax. During 2000 and 2001, dividends paid to individuals or foreign residents were subject to income tax withholding of an effective tax rate of approximately 7.7%. In addition, if earnings generated after 1998 for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, the Company must keep a record of earnings subject to each tax rate.

     Effective January 1, 2001, dividends declared and paid in Venezuela out of retained earnings that have not been subject to income taxes are subject to a withholding tax rate of 34%.

     As of December 31, 2001, dividends are not subject to withholding taxes in Nicaragua and Guatemala.

(20) OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                 December 31,
                                                  ------------------------------------------
                                                       2001          2000           1999
                                                  ------------   ------------   ------------

          Provision for contingencies               $  (522)      $ (8,418)      $ (5,270)
          Exchange losses, net                       (9,272)        (8,217)       (32,701)
          Gain (loss) on sale of property and
              equipment and investments               2,047         (3,642)         2,760
           Equity in earnings (losses) of
             unconsolidated companies, net              516         (1,189)        (4,371)
           Capital expenditure incentives             2,637          1,886          5,115
           Operating income (loss) from
              non-bottling subsidiaries              (2,333)          (741)         3,950
          Nonoperating charges                         (874)        (5,977)        (4,391)
          Other, net                                 (3,090)        (5,364)        (4,388)
                                                    --------      ---------      ---------

          Other income (expense), net              $(10,891)      $(31,662)     $ (39,296)
                                                    ========      =========     ==========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(21) SEGMENTS AND RELATED INFORMATION

     The Company operates in the bottling and distribution industries and in markets throughout Latin America. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which comprise the Company's products across geographic locations. The Company evaluates performance and allocates resources based on income or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Long-lived assets constitute total assets less current assets less long-term deferred income taxes less long-term receivables from affiliated companies.

     Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:

                                                                           2001
                                       ---------------------------------------------------------------------------------------
                                         NOLAD          Brazil        Colombia       Venezuela      Corporate        Total
                                       -----------    -----------    -----------    -----------    -----------    -------------
Net sales                              $ 1,289,004    $   419,926    $   384,668    $   557,274    $      --      $ 2,650,872
                                       ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)                $   225,828    $    11,950    $    24,838    $    37,271    $   (16,689)   $   283,198
                                       ===========    ===========    ===========    ===========    ============   ===========

Interest income                        $     8,367    $     4,115    $     2,287    $       160    $     6,412    $    21,341
                                       ===========    ===========    ===========    ===========    ===========    ===========

Interest expense                       $   (20,532)   $   (11,794)   $   (13,084)   $   (17,586)   $   (56,394)   $  (119,390)
                                       ============   ============   ============   ============   ============   ============

Depreciation and amortization          $    79,634    $    19,913    $    56,404    $    61,184    $    19,948    $   237,083
                                       ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures                   $    59,044    $     5,965    $     8,274    $     9,808    $        30    $    83,121
                                       ===========    ===========    ===========    ===========    ===========    ===========

Long-lived assets                      $   690,155    $   189,279    $   327,059    $   339,512    $   651,643    $ 2,197,648
                                       ===========    ===========    ===========    ===========    ===========    ===========

Total assets                           $   853,458    $   352,883    $   383,188    $   419,935    $   683,562    $ 2,693,026
                                       ===========    ===========    ===========    ===========    ===========    ===========

                                                                           2000
                                       ---------------------------------------------------------------------------------------
                                         NOLAD          Brazil        Colombia       Venezuela      Corporate        Total
                                       -----------    -----------    -----------    -----------    -----------    -------------
Net sales                              $ 1,200,350    $   496,488    $   386,720    $   515,853    $      --      $ 2,599,411
                                       ===========    ===========    ===========    ===========    ===========    ===========

Operating income (loss)                $   142,688    $    (2,841)   $   (20,544)   $   (66,073)   $  (392,118)   $  (338,888)
                                       ===========    ============   ============   ============   ============   ============

Interest income                        $    11,394    $     1,572    $     3,135    $         3    $    15,829    $    31,933
                                       ===========    ===========    ===========    ===========    ===========    ===========

Interest expense                       $   (24,484)   $   (13,810)   $    (7,621)   $   (24,819)   $   (71,565)   $  (142,299)
                                       ============   ============   ============   ============   ============   ============

Depreciation and amortization          $    88,988    $    30,246    $    64,597    $    96,804    $    29,230    $   309,865
                                       ===========    ===========    ===========    ===========    ===========    ===========

Capital expenditures                   $    74,659    $     7,596    $     9,104    $    30,408    $     2,130    $   123,897
                                       ===========    ===========    ===========    ===========    ===========    ===========

Long-lived assets                      $   617,516    $   246,149    $   361,364    $   385,220    $   850,954    $ 2,461,203
                                       ===========    ===========    ===========    ===========    ===========    ===========

Total assets                           $   772,698    $   425,134    $   457,102    $   461,486    $   909,901    $ 3,026,321
                                       ===========    ===========    ===========    ===========    ===========    ===========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

(21) SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                                          1999
                                       ---------------------------------------------------------------------------------------
                                         NOLAD          Brazil        Colombia       Venezuela      Corporate        Total
                                       -----------    -----------    -----------    -----------    -----------    -------------
 Net sales                             $ 1,005,828    $   500,683    $   397,014    $   512,292    $      --      $ 2,415,817
                                       ===========    ===========    ===========    ===========    ===========    ===========

 Operating income (loss)               $   160,220    $     2,507    $    13,090    $   (20,256)   $   (41,110)   $   114,451
                                       ===========    ===========    ===========    ============   ===========    ===========

 Interest income                       $     3,923    $     2,933    $     6,143    $      --      $    15,963    $    28,962
                                       ===========    ===========    ===========    ===========    ===========    ===========

 Interest expense                      $   (17,615)   $   (17,676)   $   (12,896)   $   (18,028)   $   (62,857)   $  (129,072)
                                       ============   ============   ============   ============   ============   ============

 Depreciation and amortization         $    58,346    $    32,763    $    59,178    $    71,156    $    29,380    $   250,823
                                       ===========    ===========    ===========    ===========    ===========    ===========

 Capital expenditures                  $    79,058    $    22,686    $    28,275    $    33,184    $      --      $   163,203
                                       ===========    ===========    ===========    ===========    ===========    ===========

 Long-lived assets                     $   581,276    $   309,441    $   445,428    $   466,846    $ 1,293,878    $ 3,096,869
                                       ===========    ===========    ===========    ===========    ===========    ===========

 Total assets                          $   720,594    $   486,198    $   498,005    $   556,696    $ 1,351,629    $ 3,613,122
                                       ===========    ===========    ===========    ===========    ===========    ===========

(22) QUARTERLY INFORMATION (UNAUDITED)
                                                                   For the three months ended
                                -------------------------------------------------------------------------------------------------
                                      March 31,                 June 30,              September 30,            December 31,
                                         2001                     2001                    2001                     2001
                                -----------------------  -----------------------  ----------------------  -----------------------
 Net sales                             $ 648,029            $ 671,434                $ 638,642                $  692,767
                                       =========            =========                =========                ==========

 Gross profit                          $ 331,766            $ 353,234                $ 328,982                $  340,583
                                       =========            =========                =========                ==========

 Net income                            $  21,321            $  40,242                $  30,110                $   26,351
                                       =========            =========                =========                ==========

 Basic earnings per share
                                       $    0.17            $    0.32                $    0.24                $     0.22
                                       =========            =========                =========                ==========

 Diluted earnings per share
                                       $    0.16            $    0.31                $    0.24                $     0.21
                                       =========            =========                =========                ==========
                                                                   For the three months ended
                                -------------------------------------------------------------------------------------------------
                                      March 31,                 June 30,              September 30,            December 31,
                                         2000                     2000                    2000                     2000
                                -----------------------  -----------------------  ----------------------  -----------------------
  Net sales                            $ 608,181            $ 641,061                $ 648,180                $  701,989
                                       =========            =========                =========                ==========

  Gross profit                         $ 309,760            $ 340,548                $ 343,258                $  362,360
                                       =========            =========                =========                ==========

  Net income (loss)                    $ (71,502)           $  11,524                $     464                $ (445,146)
                                       ==========           =========                =========                ===========

  Basic earnings (loss) per share
                                       $   (0.55)           $    0.09                $    0.00                $    (3.46)
                                       ==========           =========                =========                ===========

  Diluted earnings (loss) per share
                                       $   (0.55)           $    0.09                $    0.00                $    (3.46)
                                       ==========           =========                =========                ===========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(23) SUBSEQUENT EVENTS

     On March 18, 2002, Molson, Inc. announced the acquisition of Kaiser, in which the Company holds a 12.1% ownership interest. The transaction is valued at $765 million. The Company expects to receive gross proceeds of approximately $78 million from this transaction. A small portion of the proceeds will be received in Molson, Inc. shares, with the remaining amount to be received in cash within the next 90 days. At the present time, the Company distributes Kaiser products in its franchise area in Brazil and the Molson, Inc. acquisition will not impact this distribution agreement.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


To Panamerican Beverages, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements included in the Panamerican Beverages, Inc. (the "Company") annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 2002 (except with respect to the matters discussed in Note 23, as to which the date is March 18,
2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Financial Statement Schedule II listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Miami, Florida,
  February 5, 2002.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

     The following is an analysis of the valuation and qualifying accounts for the three years ended December 31, 2001, 2000 and 1999:


                                                               Additions
                                                      ---------------------------
                                          Balance at    Charged to    Charged to
                                           beginning    costs and        other        Deductions-     Balance at
             Description                    of year      expenses      accounts      applications    end of year
             -----------                ------------   -------------  ------------   ------------    -----------

2001:
Allowance for doubtful accounts            $  9,874         718          (499)         1,656         $  8,437
Allowance for obsolete and
    slow-moving inventory                  $  3,454       7,011            --          3,696         $  6,769
Allowance for restructuring                $ 55,631          --            --         43,105         $ 12,526

2000:
Allowance for doubtful accounts            $ 11,534         585           861          3,106         $  9,874
Allowance for obsolete and
    slow-moving inventory                  $  4,064      (1,609)        1,250            251         $  3,454
Allowance for restructuring                $    --      503,659          --          448,028         $ 55,631

1999:
Allowance for doubtful accounts            $ 10,427       3,049           204          2,146         $ 11,534
Allowance for obsolete and
    slow-moving inventory                  $  1,486       2,664            --             86         $  4,064
Allowance for restructuring                $     --      35,172            --         35,172         $     --



                                                                   EXHIBIT 21.1

                        SUBSIDIARIES OF THE REGISTRANT

PANAMERICAN BEVERAGES INC.
--------------------------

     Interamerican Financial Corporation (Incorporated in Panama)
     Panamco Insurance Company Ltd. (Incorporated in Bermuda)
     Alliance International Corp. (Incorporated in Panama)
     Panamco L.L.C. (Incorporated in Delaware)
     Pan Air Holding, Inc. (Incorporated in Panama)
     Panamco Aircraft L.L.C. (Incorporated in Delaware)
     Kristin Overseas (Incorporated in Panama)
     Panamco USA (Incorporated in Delaware)

MEXICO (Companies related to the operation of Panamco in Mexico).
-----------------------------------------------------------------

     Panamco Mexico SA de CV (98.14 % ownership)
     Panamco Bajio SA de CV (97.20% ownership)
     Panamco Golfo SA de CV
     Compania Inmobiliaria de Puebla SA de CV
     Compania Inmobiliaria de Apizaco SA de CV
     Inmobiliaria Impulsa SA de CV
     Compania Inmobiliaria de Coatepec SA de CV
     Administracion SA de CV (99.83% ownership)
     Arrendadora del Bajio SA de CV Prosein SA de CV
     Proyectos y Construcciones Azteca SA de CV
     Arrendadora Azteca SA de CV
     Industrial Metalica de Leon SA de CV (60.17% ownership)
     Plastehsa SA de CV
     Maseri de Leon SA de CV (90% ownership)
     Impulsora Azteca SA de CV
     Compania Inmobiliaria de Leon SA de CV (97.95% ownership) Compania Inmobiliaria de Irapuato SA de CV (98.18% ownership) Inmuebles Urbanos de Apatzingan
     Compania Inmobiliaria de Celaya SA de CV (98.03% ownership) Compania Inmobiliaria de Morelia SA de CV (87.11% ownership) Impulsora de Michoacan SA de CV
     Compania Inmobiliaria de Zamora SA de CV (87.02% ownership) Compania Inmobiliaria de Apatzingan SA de CV (85.82% ownership) Industria Envasadora de Queretaro SA de CV (14.9% ownership) Pan-Air SA de CV

BRAZIL (Companies related to the operation of Panamco in Brazil).
-----------------------------------------------------------------

     Dixer Distribuidora de Bebidas SA
     Juratuba SA Industria & Comercio
     Refrescos Do Brazil SA (98.86% ownership)
     Spal Industria Brazilera de Bebidas SA
     KSP Participaciones Limitada SA (38.73% ownership)
     Refigerantes Do Oeste SA
     Supripack Ind. Com. De Embalagens Ltda

     Distribuidora de Bebidas No Lar Ltda.
     Distribuidora Capuava de Bebidas Ltda
     Sabara Compania Administradora Ltda
     American Participacoes Ltda.

COLOMBIA (Companies related to the operation in Colombia).
----------------------------------------------------------

     Panamco Indega SA (97.24% ownership)
     Embotelladoras de Santander SA
     Embotelladora del Huila SA (65% ownership)
     Embotelladora Roman SA
     Tapon Corona de Colombia SA (40% ownership)
     Friomix del Cauca SA
     Comptec SA (20% ownership)

VENENZUELA (Companies related to the operation in Venezuela).
-------------------------------------------------------------

The following companies are incorporated in Panama:

     Embotelladora Coca-Cola y Hit de Venezuela SA
     Wape Investments Inc.

The following Companies are incorporated in Venezuela:

     Coca-Cola Refrescos Holdings SA
     Coca-Cola Refrescos SA
     Panamco de Venezuela SA
     Distribuidora CCC SA
     Valores Nirgua SA
     Comercial Vendosa SA

COSTA RICA (Company related to the operation in Costa Rica).
------------------------------------------------------------

     Embotelladora Panamco Tica SA

NICARAGUA (Company related to the operation in Nicaragua).
----------------------------------------------------------

The following Company is incorporated in Panama:

     Centroamericana Investments SA

The following Company is incorporated in Nicaragua:

     Panamco de Nicaragua SA

GUATEMALA (Companies related to the operation in Guatemala)
-----------------------------------------------------------

     Embotelladora Central SA
     Bodegas de Distribucion SA
     Apoyos Industriales y Comerciales Integrados, SA

                                                                   EXHIBIT 23.1



              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          As independent certified public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-9012.

Arthur Andersen LLP

Miami, Florida,
  March 28, 2002.

                                                                   Exhibit 99.1





                                   March 28, 2002


U.S. Securities and Exchange Commission
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Ladies and Gentlemen:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Panamerican Beverages, Inc. (the "Company") hereby certifies to the Securities and Exchange Commission that it has met with representatives of Arthur Andersen LLP ("Arthur Andersen") and has received from Arthur Andersen the following written representations as of the date hereof:

     1. Arthur Andersen's audit of the consolidated financial statements of the Company and its subsidiaries as of December 31, 2001 and for the year then ended was subject to Arthur Andersen's quality control system for the United States of America accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards;

     2. There was appropriate continuity of Arthur Andersen personnel working on this audit;

     3. For this audit, Arthur Andersen's national office was available for consultation; and

     4. Personnel at foreign affiliates of Arthur Andersen were available to conduct the relevant portions of this audit.


                                   Sincerely,


                                   /s/ Mario Gonzalez Padilla
                                   ------------------------------
                                   Mario Gonzalez Padilla
                                   Vice President, Chief Financial Officer
                                   and Treasurer