Form 10-Q
period 2002-03-31
PANAMERICAN BEVERAGES INC
filed 2002-05-15
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of May 10, 2002 were:

        Class A Common Stock:                     112,524,078
        Class B Common Stock:                       8,659,863
        Class C Preferred Stock:                            2

                               TABLE OF CONTENTS


                                                                            Page

PART I   FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets (unaudited)
            as of March 31, 2002 and December 31, 2001.......................  1

         Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended March 31, 2002 and 2001...............  3

         Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 2002 and 2001...............  4

         Notes to Condensed Consolidated Financial
            Statements (unaudited)...........................................  5

         PANAMCO NOLAD - Selected Statements of Operations Data
            (unaudited) for the three months ended March 31, 2002 and 2001... 12

         PANAMCO COLOMBIA - Selected Statements of Operations Data
            (unaudited) for the three months ended March 31, 2002 and 2001... 13

         PANAMCO VENEZUELA -- Selected Statements of Operations Data
            (unaudited) for the three months ended March 31, 2002 and 2001... 14

         PANAMCO BRAZIL - Selected Statements of Operations Data
            (unaudited) for the three months ended March 31, 2002 and 2001... 15

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 16

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK...................................................... 19

PART II  OTHER INFORMATION................................................... 19

 Item 1. LEGAL PROCEEDINGS................................................... 19

 Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 19

 Item 3. DEFAULTS UPON SENIOR SECURITIES..................................... 19

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 20

 Item 5. OTHER INFORMATION................................................... 20

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K.................................... 20

Signatures................................................................... 21

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
      (Stated in thousands of United States of America ("U.S.") dollars, except per share amounts)
                                  (Unaudited)



                                                      March 31, 2002           December 31, 2001
                                                  ----------------------   -------------------------
                  ASSETS
 Current assets:
     Cash and equivalents                              $    90,404                $   133,666
     Accounts receivable, net                              194,169                    136,614
     Inventories, net                                      101,496                    103,040
     Other current assets                                   25,285                     27,466
                                                       -----------                -----------

         Total current assets                              411,354                    400,786

 Investments                                                34,701                     28,522
 Property, plant and equipment, net                      1,037,164                  1,043,870
 Bottles and cases, net                                    207,408                    213,908
 Cost in excess of net assets acquired, net                864,003                    869,056
 Other assets                                              121,361                    136,884
                                                       -----------                -----------
         Total assets                                  $ 2,675,991                $ 2,693,026
                                                       ===========                ===========


                  LIABILITIES
 Current liabilities:
     Accounts payable                                  $   214,113                $   274,164
     Current portion of long-term obligations               75,632                     75,439
     Bank loans                                             40,177                     35,184
     Other accrued liabilities                             174,380                    184,878
                                                       -----------                -----------

         Total current liabilities                         504,302                    569,665
                                                       -----------                -----------

 Long-term liabilities:
     Long-term obligations, net of current portion         847,954                    859,619
     Other liabilities                                     163,384                    162,756
                                                       -----------                -----------
         Total long-term liabilities                     1,011,338                  1,022,375
                                                       -----------                -----------
         Total liabilities                               1,515,640                  1,592,040
                                                       -----------                -----------


                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        (Stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


                                  (Continued)


                                                      March 31, 2002           December 31, 2001
                                                  ----------------------   -------------------------

 Commitments and contingencies

 Minority interest in consolidated subsidiaries             28,012                     28,541
                                                       -----------                -----------

                  SHAREHOLDERS' EQUITY

        Class C preferred stock, $0.01 par value;
            50,000,000 shares authorized; 2 shares
            issued and outstanding at March 31,
            2002 and December 31, 2001,
            respectively                                         -                          -

        Class A common stock, $0.01 par value;
            500,000,000 authorized; 136,974,151
            and 136,952,780 shares issued and
            112,857,178 and 113,237,031 shares
            outstanding at March 31, 2002 and
            December 31, 2001, respectively                  1,370                      1,369

        Class B common stock, $0.01 par value;
            50,000,000 authorized; 11,037,711 and
            11,059,082 shares issued and 8,659,863
            and 8,681,245 shares outstanding at
            March 31, 2002 and December 31, 2001,
            respectively                                       110                        111
     Capital in excess of par value                      1,592,137                  1,591,827
     Retained earnings                                     199,270                    138,433
     Accumulated other comprehensive loss                 (452,667)                  (458,341)
                                                       -----------                -----------
                                                         1,340,220                  1,273,399
     Less 26,494,821 and 26,093,586 treasury
        shares held at March 31, 2002 and
        December 31, 2001, respectively, at cost          (207,881)                  (200,954)
                                                       -----------                -----------
         Total shareholders' equity                      1,132,339                  1,072,445
                                                       -----------                -----------

 Total liabilities and shareholders' equity            $ 2,675,991                $ 2,693,026
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
                                  (Unaudited)


                                                           Three Months Ended March 31,
                                                       ------------------------------------
                                                            2002                   2001
                                                       ---------------      ---------------


    Net sales                                          $  624,349                $  644,845
    Cost of sales, excluding depreciation
        and amortization                                  309,388                   316,263
                                                       ----------                ----------

           Gross profit                                   314,961                   328,582
                                                       ----------                ----------
    Operating expenses:
        General and administrative                        201,381                   205,682
        Depreciation and amortization                      44,680                    60,236
        Nonrecurring items, net                             7,802                         -
                                                       ----------                ----------
                                                          253,863                   265,918
                                                       ----------                ----------
           Operating income                                61,098                    62,664
                                                       ----------                ----------

    Other income (expense):
        Interest income                                     2,743                     9,016
        Interest expense                                  (22,621)                  (32,604)
        Other income (expense), net                        45,440                    (2,176)
                                                       ----------                ----------
                                                           25,562                   (25,764)
                                                       ----------                ----------
           Income before provision for
              income taxes                                 86,660                    36,900
    Provision for income taxes                             17,461                    14,045
                                                       ----------                ----------

           Income before minority interest                 69,199                    22,855
    Minority interest in earnings of consolidated
           subsidiaries                                     1,017                     1,534
                                                       ----------                ----------

           Net income                                  $   68,182                $   21,321
                                                       ==========                ==========

    Basic earnings per share                           $     0.56                $     0.17
                                                       ==========                ==========
    Basic weighted average shares outstanding             121,761                   128,308
                                                       ==========                ==========

    Diluted earnings per share                         $     0.56                $     0.16
                                                       ==========                ==========
    Diluted weighted average shares outstanding        $  122,493                $  129,528
                                                       ==========                ==========


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                                   Three Months Ended March 31,
                                                               ----------------------------------
                                                                   2002                  2001
                                                               ----------------------------------
 Net cash (used in) provided by operating activities           $   (1,020)          $  81,050

 Cash flows from investing activities:
     Capital expenditures                                         (12,944)            (16,128)
     Purchases of bottles and cases                                (8,647)            (10,099)
     Purchases of investments                                     (18,911)                  -
     Proceeds from sale of investments                             68,653              52,620
     Proceeds from sale of property, plant and equipment            8,827               4,098
     Receivable from sale of Kaiser                               (55,058)                  -
     Other                                                           (892)             (1,554)
                                                               -----------          ----------
 Net cash (used in) provided by investing activities              (18,972)             28,937
                                                               -----------          ----------

 Cash flows from financing activities:
     Payment of bank loans and other                              (17,299)           (153,145)
     Proceeds from bank loans and other long-term obligations       9,737              74,720
     Issuance of capital and treasury stock                           633                 131
     Share repurchase                                              (7,250)            (13,402)
     Payment of dividends to minority interest                        (72)                  -
     Payment of dividends to shareholders                          (7,345)             (7,726)
     Other                                                            655                   -
                                                               -----------          ----------
 Net cash used in financing activities                            (20,941)            (99,422)
                                                               -----------          ----------

 Effect of exchange rate changes on cash and cash equivalents      (2,329)             (2,454)
                                                               -----------          ----------
 Net (decrease) increase in cash and equivalents                  (43,262)              8,111

 Cash and equivalents at beginning of period                      133,666             191,773
                                                               -----------          ----------
 Cash and equivalents at end of period                         $   90,404           $ 199,884
                                                               ===========          ==========

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid during the year for:
         Interest (net of capitalized interest)                $   16,346           $  30,533
                                                               ==========           ==========
         Income taxes                                          $   20,748           $  17,081
                                                               ==========           ==========
 NONCASH ACTIVITIES:
     Write-off of property, plant and equipment against
        accrued nonrecurring items                             $    2,023           $       -
                                                               ==========           ==========



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2002 and December 31, 2001, and the consolidated results of operations for the three months ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002. The Company has made no significant changes in accounting policies from those reflected in the consolidated financial statements included in the 2001 Annual Report on Form 10-K.

     The financial statements of the Venezuelan subsidiary for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the remaining subsidiaries are the Mexican peso, Brazilian real, Colombian peso, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, which financial statements have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. As of December 31, 2001, the Company discontinued classifying Colombia as a highly inflationary economy, and, accordingly, the functional currency of the Colombian operations was changed from the U.S. dollar to the Colombian peso. For the three months ended March 31, 2002 and 2001, the Company recorded in its condensed consolidated statements of operations a net translation gain of $6.5 million and $3.0 million, respectively.


(2)  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

     Reclassifications have been made in the 2001 condensed consolidated statements of operations to conform to classifications used in the current year, in accordance with Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF 00-25 became effective for the Company beginning January 1, 2002, and requires certain promotional payments made to customers by the Company, that were previously classified as selling and distribution expenses, to be classified as a reduction from net sales. The Company reclassified as a reduction from net sales approximately $3.2 million of selling expenses, which were previously classified as selling and distribution expenses in the condensed consolidated statements of operations for the period ended March 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment and written down when impaired, rather than being amortized over useful lives, as previous standards required. SFAS No. 142 became effective for the Company beginning January 1, 2002.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


     Had the Company adopted SFAS No. 142 on the first day of 2001, first quarter 2001 amortization expense would have been lowered by $6.6 million and net income would have increased $6.2 million (or $0.05 per diluted share) to $27.5 million.


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

     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                                                       Three Months Ended March 31,
                                                    ---------------------------------
                                                         2002                 2001
  Numerator:
     Net income                                       $ 68,182             $ 21,321
                                                      ========             ========
  Denominator (in thousands):
     Denominator for basic earnings per share          121,761              128,308
     Effect of dilutive securities:
        Options to purchase common stock                   732                1,220
                                                      --------             --------

     Denominator for diluted earnings per share        122,493              129,528
                                                      ========             ========
  Earnings per share:
     Basic                                            $   0.56             $   0.17
                                                      ========             ========
     Diluted                                          $   0.56             $   0.16
                                                      ========             ========

     The Company declared and paid cash dividends of $0.06 per share of common stock for the three months ended March 31, 2002.


(4)  REORGANIZATION PROGRAMS

     During 2000, the Company implemented company-wide reorganization programs designed to improve productivity and strengthen the Company's competitive position in the beverage industry. As of March 31, 2002, approximately 7,700 employees have been terminated by the Company relating to the reorganization programs implemented during 2000. Balances related to accrued facilities reorganization costs of $5.3 million and $6.5 million are reflected in Other accrued liabilities and $6.0 million is reflected in Other long-term liabilities in the condensed consolidated balance sheets at March 31, 2002 and December 31, 2001, respectively. The decrease in accrued facilities reorganization costs during the three months ended March 31, 2002 is related to the continued implementation of the reorganization programs.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


(5)  NONRECURRING ITEMS

     During the first quarter of 2002, the Company recorded a gain on the sale of its 12.1% equity stake in Cervejarias Kaiser, S.A. ("Kaiser") as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which include approximately $55.1 million reflected within accounts receivable and $18.9 million in Molson stock recorded as an investment (the Molson stock received by the Company cannot be sold for a period of two years pending the resolution of certain tax contingencies in Brazil, which management is of the opinion that will be resolved in a manner favorable to the Company), and resulted in a gain of $48.6 million, which is included as part of Other income (expense), net. The Company will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

     During the first quarter, the Company also had nonrecurring charges, net of benefits, approximating $16.6 million, of which $11.6 million is classified as cash charges and $5.0 is classified as noncash charges. The cash charges primarily relate to severance payments for the termination of approximately 600 employees in Mexico and Venezuela and to the payment of excise taxes on soft drink inventories containing high fructose corn syrup in Mexico. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated. The Company has initiated legal proceedings to seek that the amounts already paid be refunded. The noncash charges primarily relate to the closure of plants in Venezuela and to the sale, at a loss, of the corporate airplane to a related party. The gain on the sale of Kaiser and the total nonrecurring charges, net benefits, had a combined positive after-tax impact on net income of $35.7 million.


(6)  TRANSACTIONS WITH RELATED PARTIES

     The Company purchases raw materials from various suppliers, including related parties, subject to approval of The Coca-Cola Company ("Coca-Cola"). Such transactions are conducted in the ordinary course of business at negotiated prices comparable to those transactions with other customers and suppliers. The principal components of related party transactions were purchases of concentrates, syrups, sugars, returnable and non-returnable bottles, cans, and caps.

     Amounts due from or due to related parties as of March 31, 2002 and December 31, 2001, respectively, are as follows:

                                                      March 31, 2002         December 31, 2001
                                                    --------------------------------------------
   Accounts receivable:
        Subsidiaries of Coca-Cola                        $  19,799                $  14,025
        Subsidiaries of Kaiser **                            1,787                    2,485
                                                         ---------                ---------
                                                         $  21,586                $  16,510
                                                         =========                =========
   Accounts payable:
        Subsidiaries of Coca-Cola                        $  21,708                $  21,842
        Productos de Vidrio, S.A.                            2,034                    2,912
        Central Azucarero Portuguesa, C.A.                   2,853                    1,950
        Other                                                1,996                    2,331
                                                         ---------                ---------
                                                         $  28,591                $  29,035
                                                         =========                =========

     ** Excludes $55.1 million related to the sale of the Company's investment in Kaiser.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


     The Company had the following significant transactions with related parties:

                                                                 Three Months Ended March 31,
                                                             ----------------------------------
                                                                   2002                2001
                                                             ---------------     --------------

   Income:
        Marketing expense support from Coca-Cola
           (recorded net against marketing expenses)           $   7,068           $   6,360
        Kaiser beer distribution fees                              1,056                 404
        Other                                                        259                  92
                                                               ---------           ---------
                                                               $   8,383           $   6,856
                                                               =========           =========
   Expenses:
        Purchases of concentrate from Coca-Cola                $  57,088           $  56,814
        Purchases of beer                                         10,474              16,140
        Purchases of other inventories                            25,020               9,618
                                                               ---------           ---------
                                                               $  95,582           $  82,572
                                                               =========           =========
   Capital expenditures received in cash                       $     379           $     678
                                                               =========           =========

     On April 22, 2002, the Company sold its corporate airplane for $10.5 million to a trust affiliated with a director of the Company. In connection with this transaction, the Company terminated the operating lease for the airplane by payment to the lending bank of $14.9 million representing the amount outstanding under the lease. The Company believes the terms of this transaction were no less favorable to the Company than could have been obtained from an unaffiliated third party.


(7)  INVENTORIES

Inventories consist of:                                  March 31, 2002         December 31, 2001
                                                      --------------------   ----------------------
  Bottled beverages                                         $  28,896                $  28,335
  Raw materials                                                47,380                   51,837
  Spare parts and supplies                                     31,924                   29,637
                                                            ---------                ---------
                                                              108,200                  109,809
  Less - Allowance for obsolete and slow moving items           6,704                    6,769
                                                            ---------                ---------
                                                            $ 101,496                $ 103,040
                                                            =========                =========


(8)  SHARE REPURCHASE PROGRAM

     At December 31, 2001, the Company had completed the $100.0 million share repurchase program adopted in 1999, increased to a total of $150.0 million by two $25.0 million supplements in 2001 (the "1999 Share Repurchase Program"). In the first quarter of 2002, the Company adopted a new program (the "2002 Share Repurchase Program") to repurchase up to $20.0 million of the Company's Class A Common Stock. During the first quarter of 2002, the Company repurchased 442,700 shares for a total amount of $7.3 million under the 2002 Share Repurchase Program.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


(9)  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income, foreign currency translation and unrealized losses on derivative instruments. The comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows:


                                                                 2002                  2001
                                                             ------------         -------------

  Net income                                                   $ 68,182             $ 21,321
  Other comprehensive income (loss):
     Foreign currency translation                                (5,151)             (20,415)
     Unrealized losses on derivative financial instruments         (523)              (7,419)
                                                               ---------            ---------
  Comprehensive income (loss)                                  $ 62,508             $ (6,513)
                                                               =========            =========


(10) DERIVATIVE INSTRUMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," became effective for the Company on January 1, 2001.

     The Company had a floating-to-fixed interest rate swap (the "Swap"), expiring in November 2002, with a total notional amount outstanding at December 31, 2001 of $250.0 million, which exchanges LIBOR for a fixed interest rate of 6.437%. Upon adoption of SFAS No. 133, the Company designated the Swap as a cash flow hedge. During 2001, the Company determined that it was probable that the original forecasted transaction would not continue through the expiration of the Swap and, therefore, discontinued cash flow hedge accounting. During the quarter ended March 31, 2002, the Company recognized an unrealized holding gain, amounting to $0.2 million, included in Other income (expense), net in the Company's condensed consolidated statements of operations. As of March 31, 2002, the fair value of the Swap was $7.5 million recorded in Other accrued liabilities.

     The Company uses currency swap arrangements to hedge exchange rate exposure arising from the Company's operations in its international subsidiaries. On December 28, 2001, the Company entered into foreign currency forward purchase contracts, expiring during the first quarter of 2002, with total notional amounts of approximately $23.5 million, which exchange Brazilian reales for U.S. dollars. During the first quarter of 2002, the Company realized losses amounting to approximately $0.3 million recorded in Cost of sales in the Company's condensed consolidated statements of operations. On February 28, 2002, the Company entered into foreign currency forward purchase contracts, expiring during the second quarter of 2002, with total notional amounts of approximately $16.6 million, which exchange Brazilian reales for U.S. dollars. As of March 31, 2002, the fair value of these foreign currency forward purchase contracts was $0.5 million recorded in Other accrued liabilities with the change in fair value recorded in Accumulated other comprehensive loss.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


(11) SEGMENTS AND RELATED INFORMATION

     The Company operates in the bottling and distribution industries and in markets throughout Latin America. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which comprise the Company's products across geographic locations. The Company evaluates performance and allocates resources based on income or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Long-lived assets constitute total assets less current assets less long-term deferred income taxes less long-term receivables from affiliated companies. Balances reflected in Corporate include eliminating entries that are used in consolidating the unaudited financial statements.

     Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:


                                                             Three Months Ended March 31, 2002
                                     -------------------------------------------------------------------------------------
                                      NOLAD          Colombia      Venezuela        Brazil        Corporate       Total
                                     --------        --------      ---------       --------       ---------     ----------
    Net sales                        $314,140        $ 99,739      $ 105,589       $104,881       $       -     $ 624,349
                                     ========        ========      =========       ========       =========     ==========
    Operating income (loss)          $ 45,198        $ 10,963      $  (2,478)      $  8,572       $  (1,157)    $  61,098
                                     ========        ========      =========       ========       =========     ==========
    Interest income                  $  1,030        $    151      $   1,422       $    358       $    (218)    $   2,743
                                     ========        ========      =========       ========       =========     ==========
    Interest expense                 $ (7,032)       $ (3,209)     $  (1,698)      $   (952)      $  (9,730)    $ (22,621)
                                     ========        ========      =========       ========       =========     ==========
    Depreciation and amortization    $ 17,546        $ 12,351      $  11,147       $  4,042       $    (406)    $  44,680
                                     ========        ========      =========       ========       =========     ==========
    Capital expenditures             $  9,829        $  1,157      $     210       $  1,748       $       -     $  12,944
                                     ========        ========      =========       ========       =========     ==========
                                                                       March 31, 2002
                                     -------------------------------------------------------------------------------------
    Long-lived assets                $692,895        $320,364      $ 328,132       $180,363       $ 650,744     $2,172,498
                                     ========        ========      =========       ========       =========     ==========
    Total assets                     $838,344        $377,990      $ 407,354       $393,267       $ 659,036     $2,675,991
                                     ========        ========      =========       ========       =========     ==========


                                                             Three Months Ended March 31, 2001
                                     -------------------------------------------------------------------------------------
                                      NOLAD          Colombia      Venezuela        Brazil        Corporate       Total
                                     --------        --------      ---------       --------       ---------     ----------
    Net sales                        $290,143        $ 94,476      $ 133,857       $126,369       $       -     $  644,845
                                     ========        ========      =========       ========       =========     ==========
    Operating income (loss)          $ 44,817        $  7,162      $   9,093       $  7,203       $  (5,611)    $   62,664
                                     ========        ========      =========       ========       =========     ==========
    Interest income                  $  2,845        $  2,430      $       1       $    350       $   3,390     $    9,016
                                     ========        ========      =========       ========       =========     ==========
    Interest expense                 $ (5,051)       $ (3,162)     $  (8,126)      $   (510)      $ (15,755)    $  (32,604)
                                     ========        ========      =========       ========       =========     ==========
    Depreciation and amortization    $ 19,558        $ 14,122      $  15,332       $  6,294       $   4,930     $   60,236
                                     ========        ========      =========       ========       =========     ==========
    Capital expenditures             $ 10,264        $    969      $   2,980       $  1,915       $       -     $   16,128
                                     ========        ========      =========       ========       =========     ==========

                                                                     December 31, 2001
                                     -------------------------------------------------------------------------------------
    Long-lived assets                $690,155        $327,059      $ 339,512       $189,279       $ 651,643     $2,197,648
                                     ========        ========      =========       ========       =========     ==========
    Total assets                     $853,458        $383,188      $ 419,935       $352,883       $ 683,562     $2,693,026
                                     ========        ========      =========       ========       =========     ==========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY FINANCIAL INFORMATION
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


     The statements of operations data for Panamco NOLAD (Panamco Mexico and Panamco Central America, which consists of Costa Rica, Nicaragua and Guatemala), Panamco Colombia, Panamco Venezuela, and Panamco Brazil are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico and Panamco Central America, Panamco Colombia, Panamco Venezuela, and Panamco Brazil, as applicable, which financial statements are not included herein. Additionally, the data presented does not include the unaudited financial data of the Holding company, the Corporate offices or some minor entities; nor does it reflect the eliminating entries that are used in consolidating the unaudited financial statements of the aforementioned subsidiaries.

                                 PANAMCO NOLAD
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                                 Three Months Ended March 31,
                                                               --------------------------------
                                                                  2002                 2001
                                                               ---------------    --------------

 STATEMENT OF OPERATIONS DATA:

   Net sales                                                     $ 314,140            $ 290,143
   Cost of sales, excluding depreciation
      and amortization                                             141,610              127,319
                                                                 ---------            ---------
         Gross profit                                              172,530              162,824

   Operating expenses:
      Selling, general and administrative                          103,684               98,449
      Depreciation and amortization                                 17,546               19,558
      Nonrecurring items, net                                        6,102                    -
                                                                 ---------            ---------
                                                                   127,332              118,007
                                                                 ---------            ---------
         Operating income                                           45,198               44,817

   Interest expense, net                                            (6,002)              (2,206)
   Other income (expense), net                                      (4,424)                 941
                                                                 ---------            ---------

         Income before provision for income taxes                   34,772               43,552
   Provision for income taxes                                       11,707               14,062
                                                                 ---------            ---------

         Income before minority interest                            23,065               29,490
   Minority interest in Panamco
      Mexico subsidiaries                                              652                  906
                                                                 ---------            ---------
         Net income attributable to Panamco NOLAD                   22,413               28,584
   Minority interest in Panamco
      Mexico holding company                                           308                  429
                                                                 ---------            ---------
         Net income attributable to Panamco                      $  22,105            $  28,155
                                                                 =========            =========
         Cash operating profit                                   $  63,086            $  64,375
                                                                 =========            =========


 UNIT CASE SALES VOLUME GROWTH:

   Soft drinks                                                        2.8%
   Water                                                              3.2%
   Other products                                                    58.4%
                                                                   -------
      Total growth                                                    3.3%
                                                                   =======

                               PANAMCO COLOMBIA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                    Three Months Ended March 31,
                                                  ------------------------------
                                                       2002            2001
                                                  ---------------    -----------

 STATEMENT OF OPERATIONS DATA:

   Net sales                                         $ 99,739        $ 94,476
   Cost of sales, excluding depreciation
      and amortization                                 46,070          42,847
                                                     --------        --------
         Gross profit                                  53,669          51,629

   Operating expenses:
      Selling, general and administrative              30,355          30,345
      Depreciation and amortization                    12,351          14,122
                                                     --------        --------
                                                       42,706          44,467
                                                     --------        --------
         Operating income                              10,963           7,162

   Interest expense, net                               (3,058)           (732)
   Other income, net                                       97             196
                                                     --------        --------

         Income before provision for income taxes       8,002           6,626
   Provision for income taxes                           2,978           1,955
                                                     --------        --------

         Income before minority interest                5,024           4,671
   Minority interest in Panamco Colombia
      subsidiaries holding company                         60              50
                                                     --------        --------
         Net income attributable to Panamco
            Colombia holding company                    4,964           4,621
   Minority interest in Panamco
      Colombia                                            136             127
                                                     --------        --------

         Net income attributable to Panamco          $  4,828        $  4,494
                                                     ========        ========

         Cash operating profit                       $ 23,314        $ 21,284
                                                     ========        ========


 Unit Case Sales Volume Decline:

   Soft drinks                                          (1.2%)
   Water                                               (19.2%)
   Other products                                      370.9%
                                                     --------

      Total decline
                                                        (4.7%)
                                                     ========

                               PANAMCO VENEZUELA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                    Three Months Ended March 31,
                                                  ------------------------------
                                                     2002                 2001
                                                  -------------     ------------

 STATEMENT OF OPERATIONS DATA:

   Net sales                                        $ 105,589         $ 133,857
   Cost of sales, excluding depreciation
      and amortization                                 55,773            63,881
                                                    ---------         ----------
         Gross profit                                  49,816            69,976

   Operating expenses:
      Selling, general and administrative              37,066            45,551
      Depreciation and amortization                    11,147            15,332
      Nonrecurring items, net                           4,081                 -
                                                    ---------         ----------
                                                       52,294            60,883
                                                    ---------         ---------
         Operating income (loss)                       (2,478)            9,093

   Interest expense, net                                 (276)           (8,125)
   Other income, net                                    3,651             3,561
                                                    ---------         ---------
         Income before benefit from income taxes          897             4,529
   Benefit from income taxes                             (268)           (2,273)
                                                    ---------         ----------
         Net income attributable to Panamco         $   1,165         $   6,802
                                                    =========         =========
         Cash operating profit                      $  10,350         $  24,425
                                                    =========         =========


 UNIT CASE SALES VOLUME DECLINE:

   Soft drinks                                         (10.5%)
   Water                                               (20.7%)
   Beer                                                (23.1%)
   Other products                                       34.2%
                                                      -------

      Total decline
                                                       (10.6%
                                                      =======)

                                PANAMCO BRAZIL
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                 2002                 2001
                                                              ---------------    -------------

 Statement of Operations Data:

   Net sales                                                    $ 104,881          $ 126,369
   Cost of sales, excluding depreciation
      and amortization                                             66,881             82,216
                                                                ---------          ---------
         Gross profit                                              38,000             44,153

   Operating expenses:
      Selling, general and administrative                          28,767             30,656
      Depreciation and amortization                                 4,042              6,294
      Nonrecurring items, net                                      (3,381)                 -
                                                                ---------          ---------
                                                                   29,428             36,950
                                                                ---------          ---------

         Operating income                                           8,572              7,203

   Interest expense, net                                             (594)              (160)
   Other income (expense), net                                     48,732             (4,636)
                                                                ---------          ---------

         Income before provision (benefit) for income taxes        56,710              2,407
   Provision (benefit) for income taxes                             2,387               (246)
                                                                ---------          ---------

         Income before minority interest                           54,323              2,653
   Minority interest in Panamco
      Brazil holding company                                           87                 22
                                                                ---------          ---------

         Net income attributable to Panamco                     $  54,236          $   2,631
                                                                =========          =========

         Cash operating profit                                  $  12,614          $  13,497
                                                                =========          =========


 Unit Case Sales Volume Decline:

   Soft drinks                                                     (12.8%)
   Water                                                            (6.3%)
   Beer                                                            (17.3%)
   Other                                                           100.0%
                                                                 --------

      Total decline
                                                                   (13.3%)
                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco" or "we") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

     Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit means operating income plus depreciation and amortization and noncash nonrecurring items.

     We have made no significant changes in accounting policies from those reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Forward-looking statements, contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment, including actions of competitors and changes in consumer preference, changes in governmental laws and regulations, including income taxes, market demand for new and existing products, raw material prices and devaluation of local currencies against the U.S. dollar. Accordingly, we cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved. Additional information concerning such factors is contained in our Registration Statement on Form S-8 as filed with the Securities Exchange Commission ("SEC") on July 23, 2001, and the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as well as other documents filed with the SEC, all of which are available from the SEC.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Net sales for the first quarter ended March 31, 2002 decreased 3.2% to $624.3 million from $644.8 million in the 2001 first quarter. Net sales were negatively impacted by a consolidated unit case sales decrease of 4.8% compared to the 2001 period, the devaluation of the Venezuelan bolivar and the continued deterioration of the economy in that country. In January 2002, we implemented a policy to raise prices in the territories in which we operate in Brazil. The result was a decline in volumes and an increase in operating profit margins from the levels achieved in the fourth quarter 2001. During the 2002 quarter, improved execution resulted in the resumption of net sales and volume growth in the NOLAD region of 8.3% and 3.3%, respectively.

     Cost of sales as a percentage of net sales increased slightly to 49.6% during the first quarter of 2002 from 49.0% in the 2001 period. This increase was mainly the result of an increase in the cost of raw materials and packaging throughout most operations, especially in Venezuela where the devaluation of the Venezuelan Bolivar resulted in more costly U.S. dollar-denominated raw materials purchases, as well as a continuous change in product mix towards non-returnables. At the beginning of 2002, the Mexican Government introduced an excise tax of 20% on fructose-based soft drinks and on carbonated water. In March 2002, this tax was suspended until September 30, 2002. The impact of this tax was a nonrecurring nonoperating charge to reflect the tax paid on the inventory of products containing high fructose. The reinstatement of this tax, or any increase in the excise or other taxes on the sale of our products, will adversely affect our sales volumes and profitability to the extent that we are unable to pass the full amount of any such increase to consumers.

     Gross profit as a percentage of net sales decreased slightly to 50.4% during the first quarter of 2002 from 51.0% in the first quarter of 2001, mainly the result of a higher cost of raw materials and packaging.

     The following comparison of Panamco's first quarter 2002 and 2001 consolidated results of operations excludes the effect of the sale of Kaiser and other nonrecurring items during the first quarter of 2002 totalling $35.7 million, net of the related tax benefit of $3.7 million. See "Nonrecurring Items / Reorganization Programs" and Note 5 of "Notes to Condensed Consolidated Financial Statements" for further discussion on Panamco's nonrecurring items.

     Operating expenses as a percentage of net sales decreased to 39.4% during the first quarter of 2002 from 41.2% in the 2001 period, mainly due to lower goodwill amortization as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" as well as a 16.7% reduction in depreciation expense, primarily the result of lower property and equipment balances.

     Operating income increased 10.0% to $68.9 million during the first quarter of 2002 from $62.7 million in the 2001 period, primarily the result of lower goodwill amortization as a result of adopting SFAS No. 142. Operating income during the quarter was negatively impacted by the currency devaluation in Venezuela and by the deteriorating macroeconomic conditions in that country. Price increases in order to reduce the impact of the devaluation resulted in loss of market share. The devaluation of the bolivar increases the relative price of U.S. dollar-denominated raw materials of Panamco Venezuela and decreases its U.S. dollar-reported net sales (and other financial statement accounts, including net income). Unit case volumes may be adversely affected to the extent of a continued slowdown in the Venezuelan economy. Excluding Venezuela, operating income increased 25.6% from a year ago. Cash operating profit decreased 7.6% to $113.6 million in 2002 from $122.9 million in the first quarter of 2001. Excluding Venezuela, cash operating profit for the quarter increased 2.4% from a year ago. In January 2002, we implemented a policy to raise prices in the territories in which we operate in Brazil. The result was a decline in volumes and an increase in operating profit margins from the levels achieved in the fourth quarter 2001.

     Net interest expense decreased 15.7% to $19.9 million during the first quarter of 2002 from $23.6 million in the 2001 period, mainly resulting from the combination of a 30.6% reduction in gross interest expense to $22.6 million, which was partially offset by a 69.6% reduction in interest income. The reduction in interest expense is the result of a $201.9 million reduction in gross debt on a year over year basis.

     Other income increased to $5.6 million during the first quarter of 2002 from an expense of $2.2 million in the 2001 period, primarily the result of a $0.8 million foreign exchange gain during this quarter compared to a $6.5 million foreign exchange loss, mainly in Brazil, in the same quarter a year ago.

     The consolidated effective income tax rate increased slightly to 38.7% during the first quarter of 2002 from 38.1% in the 2001 period.

     As a result of the foregoing, Panamco recorded net income of $32.5 million during the first quarter of 2002, or $0.27 per basic and diluted share, compared to net income of $21.3 million, or $0.17 per basic share ($0.16 on a diluted basis), during the 2001 period.


NONRECURRING ITEMS / REORGANIZATION PROGRAMS

     During the first quarter of 2002, Panamco recorded a gain on the sale of its 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which include approximately $55.1 million reflected within accounts receivable and $18.9 million in Molson stock recorded as an investment (the Molson stock received by Panamco cannot be sold for a period of two years pending the resolution of certain tax contingencies in Brazil, which management is of the opinion that will be resolved in a manner favorable to Panamco), and resulted in a gain of $48.6 million, which is included as part of Other income (expense), net. We will continue to distribute Kaiser products in our franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement. During the first quarter, Panamco also had nonrecurring charges, net of benefits, approximating $16.6 million, of which $11.6 million is classified as cash charges and $5.0 is classified as noncash charges. The cash charges primarily relate to severance payments for the termination of approximately 600 employees in Mexico and Venezuela and to the payment of excise taxes on soft drink inventories containing high fructose corn syrup in Mexico. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated. Panamco has initiated legal proceedings to seek that the amounts already paid be refunded. The noncash charges primarily relate to the closure of plants in Venezuela and to the sale, at a loss, of the corporate airplane to a related party. The gain on the sale of Kaiser and the total nonrecurring charges, net benefits, had a combined positive after-tax impact on net income of $35.7 million.

     During 2000, Panamco implemented company-wide reorganization programs designed to improve productivity and strengthen our competitive position in the beverage industry. As of March 31, 2002, approximately 7,700 employees have been terminated by Panamco relating to the reorganization programs implemented during 2000. Balances related to accrued facilities reorganization costs of $5.3 million and $6.5 million are reflected in Other accrued liabilities and $6.0 million is reflected in Other long-term liabilities in the condensed consolidated balance sheets at March 31, 2002 and December 31, 2001, respectively. The decrease in accrued facilities reorganization costs during the three months ended March 31, 2002 is related to the continued implementation of the reorganization programs.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $43.3 million during the first three months of 2002 from net cash transactions. Our primary sources of cash for the first quarter of 2002 were proceeds from bank loans totalling $9.7 million and proceeds from the sale of property, plant and equipment totalling $8.8 million. Our primary uses of cash for the first quarter of 2002 were the payment of bank loans and other long-term obligations totalling $17.3 million, capital expenditures totalling $12.9 million, purchase of bottles and cases totalling $8.6 million, payment of shareholder dividends totalling $7.3 million, and share repurchases totalling $7.3 million. Cash flow used in operating activities was $1.0 million for the three months ended March 31, 2002 compared to cash flow provided by operating activities of $81.1 million in the same quarter a year ago, mainly due to a decrease in accounts payable of $60.1 million. At March 31, 2002, we had negative working capital of $92.9 million, a 45% improvement compared to a negative working capital of $168.9 million as of December 31, 2001. A working capital deficit is not unusual for us and does not indicate a lack of liquidity. We continue to maintain adequate current assets to satisfy current liabilities when they are due and have sufficient liquidity and financial resources to manage our day-to-day cash needs.

     Total consolidated indebtedness decreased to $963.8 million at March 31, 2002, from $970.2 million at the end of 2001, consisting of $580.0 million at the holding company level and $383.8 million of subsidiary indebtedness. Of the total debt, 88.0% is long-term. Our U.S. dollar-denominated debt decreased to 65.8% at March 31, 2002 from 67.5% at the end of 2001.

     There has been no significant change in our contractual obligations during the three months ended March 31, 2002. For a discussion of our contractual obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", contained in our Form 10-K for the year ended December 31, 2001.

     At December 31, 2001, Panamco had completed the $100.0 million share repurchase program adopted in 1999, increased to a total of $150.0 million by two $25.0 million supplements in 2001 (the "1999 Share Repurchase Program"). In the first quarter of 2002, we adopted a new program (the "2002 Share Repurchase Program") to repurchase up to $20.0 million of Panamco's Class A Common Stock. During the first quarter of 2002, we repurchased 442,700 shares for a total amount of $7.3 million under the 2002 Share Repurchase Program.

     During the first quarter of 2002, Panamco recorded a gain on the sale of its 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which include approximately $55.1 million reflected within accounts receivable and $18.9 million in Molson stock recorded as an investment. We will continue to distribute Kaiser products in our franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no significant change in our exposure to market risk during the three months ended March 31, 2002. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 10-K for the year ended December 31, 2001.


PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         Legal Proceedings information is addressed in Item 3 of our Form 10-K for the year ended December 31, 2001. There has been no material change to that information required to be disclosed in this Quarterly Report on Form 10-Q.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.   OTHER INFORMATION

         None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)  List of Exhibits:
                     ----------------

                        None.

                (b)  Reports on Forms 8-K:
                     ---------------------

                     The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     May 14, 2002    PANAMERICAN BEVERAGES, INC.
                     (REGISTRANT)

                      By: /s/ Mario Gonzalez Padilla
                         --------------------------------
                          Mario Gonzalez Padilla
                          Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Chief Accounting
                           Officer)