Form 10-Q
period 2002-06-30
PANAMERICAN BEVERAGES INC
filed 2002-08-14
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

          c/o Panamco, L.L.C.                           33126
     701 Waterford Way, Suite 800                     (Zip code)
            Miami, Florida
(Address of principal executive offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of August 9, 2002 were:


        Class A Common Stock:                       111,142,998
        Class B Common Stock:                         8,659,825
        Class C Preferred Stock:                              2

                                TABLE OF CONTENTS


                                                                            Page

PART I     FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets (unaudited)
              as of June 30, 2002 and December 31, 2001....................    1

           Condensed Consolidated Statements of Operations (unaudited)
              for the three and six months ended June 30, 2002 and 2001....    3

           Condensed Consolidated Statements of Cash Flows (unaudited)
              for the six months ended June 30, 2002 and 2001..............    4

           Notes to Condensed Consolidated Financial
              Statements (unaudited).......................................    5

           PANAMCO NOLAD - Selected Statements of Operations Data
              (unaudited) for the three and six months ended June 30,
              2002 and 2001................................................   14

           PANAMCO COLOMBIA - Selected Statements of Operations Data
              (unaudited) for the three and six months ended June 30, 2002
              and 2001.....................................................   15

           PANAMCO VENEZUELA - Selected Statements of Operations Data
              (unaudited) for the three and six months ended June 30, 2002
              and 2001.....................................................   16

           PANAMCO BRAZIL - Selected Statements of Operations Data
              (unaudited) for the three and six months ended June 30, 2002
              and 2001.....................................................   17

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................   18

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK..................................................   24

PART II    OTHER INFORMATION...............................................   24

   Item 1. LEGAL PROCEEDINGS...............................................   24

   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................   24

   Item 3. DEFAULTS UPON SENIOR SECURITIES.................................   24

   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   24

   Item 5. OTHER INFORMATION...............................................   25

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................   25

Signatures.................................................................   26

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (Stated in thousands of United States of America ("U.S.") dollars, except per share amounts)
                                   (Unaudited)



                                        June 30, 2002       December 31, 2001
                                      -----------------     -----------------
                  ASSETS
 Current assets:
     Cash and equivalents              $         62,053      $        133,666
     Accounts receivable, net                   126,824               136,614
     Inventories, net                            97,804               103,040
     Other current assets                        22,421                27,466
                                       ----------------      ----------------

        Total current assets                    309,102               400,786

 Investments                                     34,599                28,522
 Property, plant and equipment, net             954,716             1,043,870
 Bottles and cases, net                         191,156               213,908
 Cost in excess of net assets acquired, net     847,777               869,056
 Other assets                                   101,372               136,884
                                       ----------------      ----------------
                                       $      2,438,722      $      2,693,026
        Total assets                   ================      ================



               LIABILITIES
 Current liabilities:
     Accounts payable                  $        195,210      $        274,164
     Current portion of long-term
       obligations                              220,080                75,439
     Bank loans                                  31,202                35,184
     Other accrued liabilities                  138,375               184,878
                                       ----------------      ----------------
        Total current liabilities               584,867               569,665
                                       ----------------      ----------------

 Long-term liabilities:
     Long-term obligations, net of
       current portion                          643,207               859,619
     Other liabilities                          134,007               162,756
                                       ----------------      ----------------
        Total long-term liabilities             777,214             1,022,375
                                       ----------------      ----------------

        Total liabilities                     1,362,081             1,592,040
                                       ----------------      ----------------




                                   (Continued)

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (Stated in thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)


                                   (Continued)


                                                       June 30,     December 31,
                                                         2002          2001
                                                    -------------  -------------

 Commitments and contingencies

 Minority interest in consolidated subsidiaries             25,184       28,541
                                                      ------------  ------------

            SHAREHOLDERS' EQUITY
    Class C preferred stock, $0.01 par value;
      50,000,000 shares authorized; 2
      shares issued and outstanding at June 30, 2002
      and December 31, 2001, respectively                        -            -

    Class A common stock, $0.01 par value;
      500,000,000 authorized; 136,974,151 and
      136,952,780 shares issued and 112,012,389 and
      113,237,031 shares outstanding at June 30, 2002
      and December 31, 2001, respectively                    1,370        1,369

    Class B common stock, $0.01 par value; 50,000,000
      authorized; 11,037,711 and 11,059,082 shares
      issued and 8,659,825 and 8,681,245 shares
      outstanding at June 30, 2002 and
      December 31, 2001, respectively                          110          111
    Capital in excess of par value                       1,592,654    1,591,827
    Retained earnings                                      224,125      138,433
    Accumulated other comprehensive loss                  (543,794)    (458,341)
                                                      ------------  ------------
                                                         1,274,465    1,273,399

    Less 27,339,648 and 26,093,586 treasury
      shares held at June 30, 2002 and December 31,
      2001, respectively, at cost                         (223,008)    (200,954)
                                                      ------------  ------------
        Total shareholders' equity                       1,051,457    1,072,445
                                                      ------------  ------------
 Total liabilities and shareholders' equity           $  2,438,722  $ 2,693,026
                                                      ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Stated in thousands of U.S. dollars, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                  ------------------------------         ------------------------------
                                                        2002              2001              2002               2001
                                                  ------------      ------------         -----------        -----------
 Net sales                                        $    623,434      $    666,163         $ 1,247,783        $ 1,311,008
Cost of sales, excluding depreciation
     and amortization                                  308,454           318,200             617,842            634,463
                                                  ------------      ------------         -----------        -----------
  Gross profit                                         314,980           347,963             629,941            676,545
                                                  ------------      ------------         -----------        -----------
  Operating expenses:
     Selling, general and administrative               198,873           203,861             400,254            409,543
     Depreciation and amortization                      48,476            62,576              93,156            122,812
     Nonrecurring items, net                            (2,747)                -               5,055                  -
                                                  ------------      ------------         -----------        -----------
                                                       244,602           266,437             498,465            532,355
                                                  ------------      ------------         -----------        -----------

        Operating income                                70,378            81,526             131,476            144,190
                                                  ------------      ------------         -----------        -----------

  Other income (expense):
     Interest income                                     1,239             4,734               3,982             13,750
     Interest expense                                  (22,362)          (28,469)            (44,983)           (61,073)
     Other income (expense), net                         1,518            (1,754)             46,958             (3,930)
                                                  ------------      ------------         -----------        -----------
                                                       (19,605)          (25,489)              5,957            (51,253)
                                                  ------------      ------------         -----------        -----------
        Income before provision for
           income taxes                                 50,773            56,037             137,433             92,937
 Provision for income taxes                             16,995            14,432              34,456             28,477
                                                  ------------      ------------         -----------        -----------

        Income before minority interest                 33,778            41,605             102,977             64,460
Minority interest in earnings of
     consolidated subsidiaries                           1,573             1,363               2,590              2,897
                                                  ------------      ------------         -----------        -----------
  Net income                                      $     32,205      $     40,242         $   100,387        $    61,563
                                                  ============      ============         ===========        ===========


  Basic earnings per share                        $       0.27      $       0.32         $      0.83        $      0.48
                                                  ============      ============         ===========        ===========
  Basic weighted average shares outstanding            121,140           126,917             121,449            127,609
                                                  ============      ============         ===========        ===========

  Diluted earnings per share                      $       0.26      $       0.31         $      0.82        $      0.48
                                                  ============      ============         ===========        ===========
  Diluted weighted average shares outstanding          122,245           128,244             122,378            128,748
                                                  ============      ============         ===========        ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                ------------------------------------------
                                                                                       2002                      2001
                                                                                ------------------    --------------------
 Net cash provided by operating activities                                      $       31,036             $     187,946

Cash flows from investing activities:
     Capital expenditures                                                              (32,031)                  (37,938)
     Purchases of bottles and cases                                                    (18,906)                  (19,986)
     Purchases of investments                                                           (4,688)                     (428)
     Proceeds from sale of investments                                                  48,801                   127,720
     Proceeds from sale of property, plant and equipment                                 7,005                     4,604
     Other                                                                               2,149                    (3,945)
                                                                                --------------            --------------

Net cash provided by investing activities                                                2,330                    70,027
                                                                                --------------            --------------

Cash flows from financing activities:
     Payment of bank loans and other long-term obligations                             (92,202)                 (227,473)
     Proceeds from bank loans and other long-term obligations                           35,652                   127,305
     Issuance of capital and treasury stock                                              1,706                     8,777
     Share repurchase                                                                  (22,933)                  (64,483)
     Payment of dividends to minority interest                                          (2,165)                     (975)
     Payment of dividends to shareholders                                              (14,695)                  (15,288)
     Other                                                                               2,710                         -
                                                                                --------------            --------------

Net cash used in financing activities                                                  (91,927)                 (172,137)
                                                                                --------------            --------------

Effect of exchange rate changes on cash and cash equivalents                           (13,052)                  (11,289)
                                                                                --------------            --------------

Net (decrease) increase in cash and equivalents                                        (71,613)                   74,547

Cash and equivalents at beginning of period                                            133,666                   191,773
                                                                                --------------            --------------

Cash and equivalents at end of period                                           $       62,053            $      266,320
                                                                                ==============            ==============

Supplemental cash flow disclosures:
   Cash paid during the year for:
      Interest (net of capitalized interest)                                    $       38,885            $       63,290
                                                                                ==============            ==============
         Income taxes                                                           $       45,601            $       38,079
                                                                                ==============            ==============

Noncash activities:
   Write-off of fixed assets and reversal into income of
      remaining balances related to facilities reorganization
      costs                                                                     $       (1,123)           $            -
                                                                                ==============            ==============

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


(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of June 30, 2002 and December 31, 2001, and the consolidated results of operations for the three and six months ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002. The Company has made no significant changes in accounting policies from those reflected in the consolidated financial statements included in the 2001 Annual Report on Form 10-K.

     The financial statements of the Venezuelan subsidiary for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the remaining subsidiaries are the Mexican peso, Brazilian real, Colombian peso, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, which financial statements have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. As of December 31, 2001, the Company discontinued classifying Colombia as a highly inflationary economy, and, accordingly, the functional currency of the Colombian operations was changed from the U.S. dollar to the Colombian peso. For the three months ended June 30, 2002 and 2001, the Company recorded in its condensed consolidated statements of operations a net translation gain, for the Venezuelan subsidiary, of $3.8 million and $0.9 million, respectively. For the six months ended June 30, 2002 and 2001, the Company recorded in its condensed consolidated statements of operations a net translation gain, for the Venezuelan subsidiary, of $10.3 million and $3.9 million, respectively.


(2)  New Accounting Standards and Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No.146 on its financial position and results of operations and, as such, the Company is unable to disclose the impact that adopting these statements will have on its financial position and results of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


     In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No.145 on its financial position and results of operations and, as such, the Company is unable to disclose the impact that adopting these statements will have on its financial position and results of operations.

     Reclassifications have been made in the 2001 condensed consolidated statements of operations to conform to classifications used in the current year, in accordance with Emerging Issues Task Force ("EITF") No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)." EITF 01-9 became effective for the Company beginning January 1, 2002, and requires certain promotional payments made to customers by the Company, that were previously classified as selling and distribution expenses, to be classified as a reduction from net sales. The Company reclassified as a reduction from net sales approximately $5.3 million and $8.5 million of selling expenses, which were previously classified as selling and distribution expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment and written down when impaired, rather than being amortized over useful lives, as previous standards required. SFAS No. 142 became effective for the Company beginning January 1, 2002. Had the Company adopted SFAS No. 142 on the first day of 2001, for the three months ended June 30, 2001, amortization expense would have been lowered by $6.7 million and net income would have increased $6.3 million (or $0.05 per diluted share) to $46.5 million. For the six months ended June 30, 2001, amortization expense would have been lowered by $13.3 million and net income would have increased $12.5 million (or $0.10 per diluted share) to $74.0 million. During the second quarter of 2002, the Company completed the first step of the transitional goodwill impairment test (valuation of goodwill). The outcome of this test did not result in the recognition of impairment of goodwill.


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

     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                           ---------------------------     --------------------------
                                                               2002             2001            2002            2001
                                                           ------------    -------------     ------------   ------------
  Numerator:
     Net income                                            $     32,205    $      40,242     $    100,387   $     61,563
                                                           ============    =============     ============   ============
  Denominator (in thousands):
     Denominator for basic earnings per share                   121,140          126,917          121,449        127,609
     Effect of dilutive securities:
        Options to purchase common stock                          1,105            1,327              929          1,139
                                                           ------------    -------------     ------------   ------------
  Denominator for diluted earnings per share                    122,245          128,244          122,378        128,748
                                                           ============    =============     ============   ============
Earnings per share:
     Basic                                                 $       0.27    $        0.32     $       0.83   $       0.48
                                                           ============    =============     ============   ============
     Diluted                                               $       0.26    $        0.31     $       0.82   $       0.48
                                                           ============    =============     ============   ============

     The Company declared and paid cash dividends of $0.06 per share of common stock for the three and six months ended June 30, 2002.


(4)  Reorganization Programs

     During 2000, the Company implemented company-wide reorganization programs designed to improve productivity and strengthen the Company's competitive position in the beverage industry. As of June 30, 2002, approximately
     7,700 employees have been terminated by the Company relating to the reorganization programs implemented during 2000. As of June 30, 2002, the reorganization programs have been completed and all remaining balances related to accrued facilities reorganization costs totalling $4.2 million, which includes $1.1 million in cash items and $3.1 million in noncash items as disclosed in Note 5 of "Notes to Condensed Consolidated Financial Statements", were reversed into operating income and reflected as Nonrecurring items, net, in the Company's condensed consolidated statements of operations.


(5)  Nonrecurring Items

     During the first quarter of 2002, the Company recorded a gain on the sale of its 12.1% equity stake in Cervejarias Kaiser, S.A. ("Kaiser") as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which include approximately $2.4 million reflected within accounts receivable as of June 30, 2002 and an interest of $18.9 million in Molson stock recorded as an investment (the Molson stock received by Kaiser cannot be sold for a period of two years), and resulted in a gain of $48.6 million, which is included as part of Other income (expense), net, in the Company's condensed consolidated statements of operations. The Company will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


     The following table shows a summary of the net charges and benefits recorded in the condensed consolidated financial statements for the three and six months ended June 30, 2002:

                                                                     2002
                                                ---------------------------------------------
                                                                   Second           First
                                                    Total          Quarter         Quarter
                                                ------------  ---------------  --------------
  Nonrecurring items, net:
        Cash charges (benefits)  (a)            $     6,178     $       399      $     5,779
        Noncash charges (benefits)  (b)              (1,123)         (3,146)           2,023
                                                -----------     ------------     ------------
                                                      5,055          (2,747)           7,802
                                                -----------     ------------     ------------
  Included in Other income (expense), net:
        Nonoperating charges (benefits)  (c)        (39,844)              -          (39,844)
                                                -----------     ------------     ------------
  Gross charges (benefits), net                     (34,789)         (2,747)         (32,042)
  Tax provision (benefit)                            (2,546)          1,122           (3,668)
                                                -----------     ------------     ------------
  Net charges (benefits), net                   $   (37,335)     $   (1,625)     $   (35,710)
                                                ===========     ============     ============

(a) The cash charges (benefits) relate to severance payments for the termination of approximately 800 employees in Mexico and Venezuela totalling $10.7 million, to excise tax benefits obtained in Brazil totalling $3.4 million, and to the reversal into income of accrued facilities reorganization costs related to cash items (see Note 4 of "Notes to Condensed Consolidated Financial Statements") totalling $1.1 million.

(b) The noncash charges (benefits) relate to the closure of plants in Venezuela totalling $1.7 million, to fixed assets charges in Mexico totalling $0.3 million, and to the reversal into income of accrued facilities reorganization costs related to noncash items (see Note 4 of "Notes to Condensed Consolidated Financial Statements") totalling $3.1 million.

(c) The nonoperating charges (benefits) relate to the gain totalling $48.6 million on the sale of Kaiser, to the sale, at a loss totalling $3.0 million, of the corporate airplane to a related party, and to the payment of excise taxes totalling $5.8 million on soft drink inventories containing high fructose corn syrup in Mexico during the first quarter. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated, but subsequently reinstated effective July 15, 2002. The Company has initiated legal proceedings to seek a refund of the amounts already paid during the first quarter of 2002.


(6)  Transactions with Related Parties

     The Company purchases raw materials from various suppliers, including related parties, subject to approval of The Coca-Cola Company ("Coca-Cola"). Such transactions with related parties are conducted in the ordinary course of business at negotiated prices comparable to those transactions with other customers and suppliers. The principal components of related party transactions were purchases of concentrates, syrups, sugars, returnable and non-returnable bottles, cans, and caps.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


Amounts due from or due to related parties as of June 30, 2002 and December 31, 2001, respectively, are as follows:

                                            June 30, 2002     December 31, 2001
                                           --------------     -----------------
Accounts receivable:
   Subsidiaries of Coca-Cola               $       17,206      $       14,025
   Subsidiaries of Kaiser  (a)                      1,644               2,485
                                           --------------      --------------
                                           $       18,850      $       16,510
                                           ==============      ==============
Accounts payable:
   Subsidiaries of Coca-Cola               $       14,597      $       21,842
   Productos de Vidrio, S.A.                          948               2,912
   Central Azucarero Portuguesa, C.A.               1,886               1,950
   Other                                            2,494               2,331
                                           --------------      --------------
                                           $       19,925      $       29,035
                                           ==============      ==============

   (a) Excludes $2.4 million related to the sale of the Company's investment in Kaiser.

The Company had the following significant transactions with related parties:

                                                     Three Months Ended               Six Months Ended
                                                       June 30, 2002                   June 30, 2002
                                                ---------------------------      --------------------------
                                                   2002            2001            2002             2001
                                                -----------    ------------      ----------      ----------
Income:
  Marketing expense support from Coca-Cola
    (recorded net against marketing expenses)   $     8,093     $     9,325      $   15,161      $   15,685
  Kaiser beer distribution fees                         949             727           2,005           1,131
  Other                                                   -              89             259             181
                                                -----------     -----------      ----------      ----------
                                                $     9,042     $    10,141      $   17,425      $   16,997
                                                ===========     ===========      ==========      ==========
Expenses:
  Purchases of concentrate from Coca-Cola         $ 100,971     $   119,243      $  158,059      $  176,057
  Purchases of beer                                   9,735          12,638          20,209          28,778
  Purchases of other inventories                     26,558          10,860          51,579          19,149
                                                -----------     -----------      ----------      ----------
                                                $   137,264     $   142,741      $  229,847      $  223,984
                                                ===========     ===========      ==========      ==========
   Capital incentives received in cash          $       745     $       670      $    1,032      $    1,348
                                                ===========     ===========      ==========      ==========



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
                                  (Unaudited)

(7)  Inventories


     Inventories consist of:                                   June 30, 2002       December 31, 2001
                                                              --------------       -----------------
       Bottled beverages                                      $       27,628          $       28,335
       Raw materials                                                  46,338                  51,837
       Spare parts and supplies                                       29,723                  29,637
                                                              --------------          --------------
                                                                     103,689                 109,809
     Less - Allowance for obsolete and slow moving items               5,885                   6,769
                                                              --------------          --------------
                                                              $       97,804          $      103,040
                                                              ==============          ==============

(8)  Share Repurchase Program

     During the second quarter of 2002, the Company repurchased 914,600 shares for a total amount of $15.7 million (including commissions) under the Company's 2002 Share Repurchase Program. The Company expects to continue to repurchase shares and to increase the size of the 2002 Share Repurchase Program in the third quarter of 2002.


(9)  Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income, translation adjustments and unrealized gains (losses) on derivative financial instruments. The comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                  June 30,
                                               --------------------------     ---------------------------
                                                  2002           2001            2002             2001
                                               -----------    -----------     -----------      ----------
     Net income                                $    32,205    $    40,242     $   100,387      $   61,563
     Other comprehensive income (loss):
       Translation adjustments                     (91,650)         5,443         (85,453)        (14,972)
       Unrealized gains (losses) on
         derivative financial instruments              523           (275)              -          (7,694)
                                               -----------    -----------     -----------      ----------
     Comprehensive income (loss)               $   (58,922)   $    45,410     $    14,934      $   38,897
                                               ===========    ===========     ===========      ==========


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


     The Company's business exposes itself to many different market risks, such as fluctuations in interest rates, currency exchange rates and commodity prices. Consequently, the Company considers risk management as an essential activity in the course of our business. The Company, from time to time, utilizes hedging strategies to mitigate those risks. The Company's hedging strategies may include the use of derivative instruments, such as forwards, futures and options, generally with terms not exceeding one year. While it is not the policy of the Company to enter into derivative instruments for speculative purposes, occasionally, the Company may continue holding a derivative instrument for speculative purposes if other business goals and strategies are present at the time.

     The Company had a floating-to-fixed interest rate swap (the "Swap"), expiring in November 2002, with a total notional amount outstanding at December 31, 2001 of $250.0 million, which exchanges LIBOR for a fixed interest rate of 6.437%. Upon adoption of SFAS No. 133, the Company designated the Swap as a cash flow hedge. During 2001, the Company determined that it was probable that the original forecasted transaction would not continue through the expiration of the Swap and, therefore, discontinued cash flow hedge accounting. The Company recognized an unrealized loss of $1.0 million and $0.8 million, included in Other income (expense) net, for the three and six months ended June 30, 2002, respectively, in the Company's condensed consolidated statements of operations. As of June 30, 2002, the fair value of the Swap was a liability of $5.7 million and is recorded in Other accrued liabilities.

     The Company uses currency swap arrangements to hedge exchange rate exposure arising from the Company's operations in its international subsidiaries. On February 28, 2002, the Company entered into foreign currency forward purchase contracts relating to raw material purchases in Brazil, expiring during the second quarter of 2002, with total notional amounts of approximately $16.6 million, which exchange Brazilian reales for U.S. dollars. The Company realized gains amounting to approximately $0.3 million for the three months ended June 30, 2002, (no impact for the six months ended June 30, 2002) recorded in Cost of sales in the Company's condensed consolidated statements of operations. As of June 30, 2002, the Company had no outstanding foreign currency forward purchase contracts relating to raw material purchases in Brazil.

     During the second quarter of 2002, the Company entered into a foreign currency forward purchase contract in its Mexican operations, expiring during the first quarter of 2003, with a notional amount of approximately $14.0 million. As of June 30, 2002, the Company recognized an unrealized loss of approximately $0.7 million recorded in Other income (expense) in the Company's condensed consolidated statements of operations.

     During the second quarter of 2002, the Company entered into foreign currency forward purchase contracts with the Brazilian real, expiring during the first quarter of 2004, with total notional amounts of approximately $21.0 million. As of June 30, 2002, the Company recognized an unrealized loss of approximately $1.8 million recorded in Other income (expense) in the Company's condensed consolidated statements of operations.

     During the second quarter, the Company entered into an equity forward purchase contract, expiring in March 2004, on Molson shares to be received from the sale of Kaiser, with a notional amount of approximately $8.0 million. As of June 30, 2002, the Company recognized an unrealized holding gain of approximately $0.4 million recorded in Other income (expense) in the Company's condensed consolidated statements of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


(11) Segments and Related Information

     The Company operates in the bottling and distribution industries and in markets throughout Latin America. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which comprise the Company's products across geographic locations. The Company evaluates performance and allocates resources based on income or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Long-lived assets constitute total assets less current assets, less long-term deferred income taxes, and less long-term receivables from affiliated companies. Balances reflected in Corporate include eliminating entries that are used in consolidating the unaudited financial statements.

     Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:

                                                                    Six Months Ended June 30, 2002
                                 -----------------------------------------------------------------------------------------------
                                    NOLAD         Colombia        Venezuela         Brazil         Corporate             Total
                                 ----------      ----------       ----------      -----------    -------------     -------------
Net sales                        $  661,284      $  191,152       $  194,038      $   201,309    $           -     $   1,247,783
Operating income (loss)             110,626          12,814           (6,685)          14,220              501           131,476
Depreciation and amortization        35,888          24,911           25,311            7,862            (816)            93,156
Capital expenditures                 22,787           2,952            3,526            2,766               -             32,031

                                                                      June 30, 2002
                                 -----------------------------------------------------------------------------------------------
Long-lived assets                $  649,048      $  290,561       $  317,604       $  145,395    $     651,182     $   2,053,790
Total assets                        775,447         348,494          371,019          279,055          664,707         2,438,722


                                                                    Six Months Ended June 30, 2001
                                 -----------------------------------------------------------------------------------------------
                                    NOLAD         Colombia        Venezuela         Brazil         Corporate             Total
                                 ----------      ----------       ----------      -----------    -------------     -------------

Net sales                        $  630,238      $  183,152       $  274,515      $   223,103    $           -     $   1,311,008
Operating income (loss)             116,425           9,852           19,866           10,077          (12,030)          144,190
Depreciation and amortization        43,086          28,019           30,420           11,274           10,013           122,812
Capital expenditures                 27,227           3,017            5,007            2,679                8            37,938

                                                                    December 31, 2001
                                 -----------------------------------------------------------------------------------------------
Long-lived assets                $  690,155      $  327,059       $  339,512       $  189,279    $     651,643     $   2,197,648
Total assets                        853,458         383,188          419,935          352,883          683,562         2,693,026

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY FINANCIAL INFORMATION
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


     The supplemental statements of operations data for Panamco NOLAD (Panamco Mexico and Panamco Central America, which consists of Costa Rica, Nicaragua and Guatemala), Panamco Colombia, Panamco Venezuela, and Panamco Brazil are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico and Panamco Central America, Panamco Colombia, Panamco Venezuela, and Panamco Brazil, as applicable, which financial statements are not included herein. Additionally, the data presented does not include the unaudited financial data of the Holding company, the Corporate offices or some minor entities; nor does it reflect the eliminating entries that are used in consolidating the unaudited financial statements of the aforementioned subsidiaries.

                                 PANAMCO NOLAD
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                                Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                         ---------------------------------------------------------------------
                                                             2002               2001                2002               2001
                                                         ------------      ------------        ------------       ------------
 Statement of Operations Data:
  Net sales                                              $    347,144      $    340,095        $    661,284       $    630,238
  Cost of sales, excluding depreciation
   and amortization                                           157,180           143,805             298,790            271,124
                                                         ------------      ------------        ------------       ------------

     Gross profit                                             189,964           196,290             362,494            359,114
                                                         ------------      ------------        ------------       ------------

  Operating expenses:
   Selling, general and administrative                        110,320           101,154             214,004            199,603
   Depreciation and amortization                               18,342            23,528              35,888             43,086
   Nonrecurring items, net                                     (4,126)                -               1,976                  -
                                                         ------------      ------------        ------------       ------------
                                                              124,536           124,682             251,868            242,689
                                                         ------------      ------------        ------------       ------------

     Operating income                                          65,428            71,608             110,626            116,425
                                                         ------------      ------------        ------------       ------------

  Interest expense, net                                        (5,723)           (2,885)            (11,725)            (5,091)
  Other income (expense), net                                   2,088            (1,361)             (2,336)              (420)
                                                         ------------      ------------        ------------       ------------
     Income before provision for
       income taxes                                            61,793            67,362              96,565            110,914
  Provision for income taxes                                   20,393            20,609              32,100             34,671
                                                         ------------      ------------        ------------       ------------
     Income before minority interest                           41,400            46,753              64,465             76,243
  Minority interest in Panamco Mexico
   subsidiaries                                                 1,282             1,513               1,934              2,419
                                                         ------------      ------------        ------------       ------------
     Net income attributable to Panamco
       NOLAD                                                   40,118            45,240              62,531             73,824
  Minority interest in Panamco
   Mexico holding company                                         607               716                 915              1,145
                                                         ------------      ------------        ------------       ------------
     Net income attributable to Panamco                  $     39,511      $     44,524        $     61,616       $     72,679
                                                         ============      ============        ============       ============
     Cash operating profit                               $     80,624      $     95,136        $    143,710       $    159,511
                                                         ============      ============        ============       ============


  Unit Case Sales Volume
    Growth (Decline):

   Soft drinks                                                   5.2%                                  4.1%
   Water                                                        14.4%                                  9.2%
   Other products                                              165.9%                                116.2%
                                                         ------------                          ------------

     Total growth (decline)                                      9.6%                                  6.7%
                                                         ============                          ============

                               PANAMCO COLOMBIA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                              Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         ------------------------------        -------------------------------
                                                             2002               2001                2002              2001
                                                         ------------      ------------        ------------       ------------
 Statement of Operations Data:

  Net sales                                              $     91,413      $     88,676        $    191,152       $    183,152
  Cost of sales, excluding depreciation
   and amortization                                            42,551            43,180              88,621             86,027
                                                         ------------      ------------        ------------       ------------
     Gross profit                                              48,862            45,496             102,531             97,125
                                                         ------------      ------------        ------------       ------------

  Operating expenses:
   Selling, general and administrative                         34,451            28,909              64,806             59,254
   Depreciation and amortization                               12,560            13,897              24,911             28,019
                                                         ------------      ------------        ------------       ------------
                                                               47,011            42,806              89,717             87,273
                                                         ------------      ------------        ------------       ------------
     Operating income                                           1,851             2,690              12,814              9,852
                                                         ------------      ------------        ------------       ------------

  Interest expense, net                                        (2,157)           (3,463)             (5,215)            (4,195)
  Other income (expense), net                                     547               193                 644                389
                                                         ------------      ------------        ------------       ------------
     Income (loss) before provision
       for income taxes                                           241              (580)              8,243              6,046
  Provision (benefit) for income taxes                         (1,007)             (170)              1,971              1,785
                                                         ------------      ------------        ------------       ------------
     Income (loss) before minority interest                     1,248              (410)              6,272              4,261
  Minority interest in Panamco Colombia
   subsidiaries holding company                                    20                 4                  80                 54
                                                         ------------      ------------        ------------       ------------
     Net income (loss) attributable to
       Panamco Colombia holding company                         1,228              (414)              6,192              4,207
  Minority interest in Panamco Colombia                            34               (11)                170                116
                                                         ------------      ------------        ------------       ------------
     Net income (loss) attributable
      to Panamco                                         $      1,194      $       (403)       $      6,022       $      4,091
                                                         ============      ============        ============       ============
     Cash operating profit                               $     14,411      $     16,587        $     37,725       $     37,871
                                                         ============      ============        ============       ============


  Unit Case Sales Volume
    Growth (Decline):

  Soft drinks                                                   (6.9%)                                (4.1%)
  Water                                                        (17.3%)                               (18.3%)
  Other products                                               (48.1%)                                19.3%
                                                         ------------                          ------------
  Total growth (decline)                                        (9.1%)                                (6.8%)
                                                         ============                          ============

                               PANAMCO VENEZUELA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         ------------------------------        -------------------------------
                                                             2002              2001                2002               2001
                                                         ------------      ------------        ------------       ------------
Statement of Operations Data:

  Net sales                                              $     88,449      $    140,658        $    194,038       $    274,515
  Cost of sales, excluding depreciation
   and amortization                                            51,188            69,413             106,961            133,294
                                                         ------------      ------------        ------------       ------------

        Gross profit                                           37,261            71,245              87,077            141,221
                                                         ------------      ------------        ------------       ------------

  Operating expenses:
     Selling, general and administrative                       27,304            45,384              64,370             90,935
     Depreciation and amortization                             14,164            15,088              25,311             30,420
     Nonrecurring items, net                                        -                 -               4,081                  -
                                                         ------------      ------------        ------------       ------------
                                                               41,468            60,472              93,762            121,355
                                                         ------------      ------------        ------------       ------------

        Operating income (loss)                                (4,207)           10,773              (6,685)            19,866
                                                         ------------      ------------        ------------       ------------
  Interest expense, net                                        (3,583)           (4,379)             (3,859)           (12,504)
  Other income (expense), net                                    (918)            1,761               2,733              5,322
                                                         ------------      ------------        ------------       ------------
        Income (loss) before provision
         for income taxes                                      (8,708)            8,155              (7,811)            12,684
  Provision (benefit) for income taxes                         (3,152)           (6,456)             (3,420)            (8,729)
                                                         ------------      ------------        ------------       ------------

        Net income (loss) attributable
         to Panamco                                      $     (5,556)     $     14,611        $     (4,391)      $     21,413
                                                         ============      ============        ============       ============
        Cash operating profit                            $      9,957         $  25,861        $     20,307       $     50,286
                                                         ============      ============        ============       ============


  Unit Case Sales Volume
    Growth (Decline):

  Soft drinks                                                  (15.0%)                               (12.8%)
  Water                                                        (26.4%)                               (23.6%)
  Beer                                                         (47.8%)                               (35.4%)
  Other products                                                31.4%                                 32.8%
                                                         ------------                          ------------

    Total growth (decline)                                     (15.7%)                               (13.1%)
                                                         ============                          ============

                                PANAMCO BRAZIL
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                         ------------------------------        -------------------------------
                                                             2002              2001                2002               2001
                                                         ------------      ------------        ------------       ------------
 Statement of Operations Data:

  Net sales                                              $     96,428      $     96,734        $    201,309       $    223,103
  Cost of sales, excluding depreciation
     and amortization                                          59,385            64,133             126,266            146,349
                                                         ------------      ------------        ------------       ------------
        Gross profit                                           37,043            32,601              75,043             76,754
                                                         ------------      ------------        ------------       ------------
  Operating expenses:
     Selling, general and administrative                       27,575            24,747              56,342             55,403
     Depreciation and amortization                              3,820             4,980               7,862             11,274
     Nonrecurring items, net                                        -                 -              (3,381)                 -
                                                         ------------      ------------        ------------       ------------
                                                               31,395            29,727              60,823             66,677
                                                         ------------      ------------        ------------       ------------
        Operating income                                        5,648             2,874              14,220             10,077
                                                         ------------      ------------        ------------       ------------
  Interest expense, net                                           165              (601)               (429)              (761)
  Other income (expense), net                                   1,246            (1,495)             49,978             (6,131)
                                                         ------------      ------------        ------------       ------------
        Income before provision for
         income taxes                                           7,059               778              63,769              3,185
  Provision (benefit) for income taxes                          1,520              (692)              3,907               (938)
                                                         ------------      ------------        ------------       ------------
        Income before minority interest                         5,539             1,470              59,862              4,123
  Minority interest in Panamco Brazil
    holding company                                                71                 9                 158                 31
                                                         ------------      ------------        ------------       ------------
        Net income attributable to Panamco               $      5,468      $      1,461        $     59,704       $      4,092
                                                         ============      ============        ============       ============
  Cash operating profit                                  $      9,468      $      7,854        $     22,082       $     21,351
                                                         ============      ============        ============       ============


  Unit Case Sales Volume
    Growth (Decline):

  Soft drinks                                                   (4.3%)                                (8.9%)
  Water                                                          1.9%                                 (3.0%)
  Beer                                                         (15.1%)                               (16.2%)
  Other products                                               373.4%                                756.3%
                                                         ------------                          ------------

     Total growth (decline)                                     (5.9%)                                (9.8%)
                                                         ============                          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

          The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco" or "we") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

          The results of operations of Panamco Mexico and Panamco Central America, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala, are reported together as Panamco NOLAD (North Latin American Division).

          Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit means operating income plus depreciation and amortization and noncash nonrecurring items.


Forward-looking Statements

          Forward-looking statements, contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words believes, intends, expects, anticipates, projects, estimates, predicts, and similar expressions are also intended to identify forward- looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment, including actions of competitors and changes in consumer preference, changes in governmental laws and regulations, including income taxes, market demand for new and existing products, raw material prices and devaluation of local currencies against the U.S. dollar. Accordingly, we cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved. Additional information concerning such factors is contained in our Registration Statement on Form S-8 as filed with the Securities Exchange Commission ("SEC") on July 23, 2001, and the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as well as other documents filed with the SEC, all of which are available from the SEC.


Critical Accounting Policies and Estimates

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our

Annual Report on Form 10-K for the year ended December 31, 2001 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for our adoption of EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)," and SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 2 of "Notes to Condensed Consolidated Financial Statements," we have not made any changes in any of these critical accounting policies during the first half of 2002, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the first half of 2002.


New Accounting Pronouncements

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We are currently assessing but have not yet determined the impact of SFAS No.146 on our financial position and results of operations and, as such, we are unable to disclose the impact that adopting these statements will have on our financial position and results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We are currently assessing but have not yet determined the impact of SFAS No.145 on our financial position and results of operations and, as such, we are unable to disclose the impact that adopting these statements will have on our financial position and results of operations.


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

          Net sales for the second quarter ended June 30, 2002 decreased 6.4% to $623.4 million from $666.2 million in the second quarter of 2001. Net sales was positively impacted by strong volume growth, of 9.6%, in NOLAD, and by the 9.1% and 12.7% local currency year over year average price increases in Brazil and Colombia, respectively. On the other hand, currency weakness in Mexico, Brazil and, particularly, Venezuela, as well as declining industry volumes in Venezuela and Colombia negatively impacted growth.

          Cost of sales as a percentage of net sales increased to 49.5% during the second quarter of 2002 from 47.8% in the 2001 period. This increase was mainly the result of an increase in the cost of raw materials and packaging throughout most operations, especially in Venezuela where the devaluation of the Venezuelan bolivar resulted in more costly U.S. dollar-denominated raw materials purchases, as well as a continuous change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins compared to returnables.

          Cost of goods sold was also affected in 2002 by the introduction, in the beginning of the year, of an excise tax in Mexico of 20% on fructose-based soft drinks and on carbonated water. In March 2002, this tax was suspended until September 30, 2002, but reinstated by a decision of the Mexican Supreme Court in July. As a result of the reinstatement of this tax, we will record a nonrecurring nonoperating charge in the amount of $2.0 to $3.0 million during the third quarter of 2002 and will have estimated additional costs of approximately $0.5 million per quarter as a result of the price differential between sugar and high fructose and the tax on carbonated water.

          Gross profit as a percentage of net sales decreased slightly to 50.5% during the second quarter of 2002 from 52.2% in the second quarter of 2001, mainly the result of a higher cost of raw materials and packaging.

          During the second quarter of 2002, Venezuela's macroeconomic environment continued to deteriorate, with the currency devaluing 44.1% from a year ago and consumers continuing to lose purchasing power. This, together with non-competitive pricing that spilled over from the first quarter, resulted in volume and profitability drops for Panamco Venezuela. Moreover, both packaging materials and sugar are dollar denominated costs, which increased significantly against a base of local currency denominated revenues. In order to address these issues, Panamco Venezuela has adjusted prices downward in certain one-way and returnable presentations and continues to strengthen its partnership with The Coca-Cola Company, jointly focusing on renewed advertising, retail execution, and channel marketplace investments. Continued macroeconomic weakness and further devaluation of the Venezuelan bolivar (in excess of the rate of inflation) are expected to continue in 2002.

          The following comparison of Panamco's second quarter 2002 and 2001 consolidated results of operations excludes the effect of nonrecurring items, during the second quarter of 2002, amounting to a benefit of $1.6 million, net of the related tax expense of $1.1 million. See "Nonrecurring Items / Reorganization Programs" and Note 5 of "Notes to Condensed Consolidated Financial Statements" for further discussion on Panamco's nonrecurring items.

          Operating expenses as a percentage of net sales decreased slightly to 39.7% during the second quarter of 2002 from 40.0% in the 2001 period, mainly due to lower goodwill amortization as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" as well as a 22.5% reduction in depreciation expense, primarily the result of lower property and equipment balances.

          Operating income decreased 17.0% to $67.6 million during the second quarter of 2002 from $81.5 million in the 2001 period. Operating income during the quarter was negatively impacted by higher raw material costs, particularly in Mexico, and a change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins compared to returnables. Excluding the results from Venezuela, gross profit and operating income for the quarter increased 0.4% and 5.1%, respectively, from a year ago. Cash operating profit decreased 19.4% (10.2% excluding Venezuela) to $116.1 million in 2002 from $144.1 million in the second quarter of 2001.

          Net interest expense decreased 11.0% to $21.1 million during the second quarter of 2002 from $23.7 million in the 2001 period, mainly resulting from the combination of a 21.5% reduction in gross interest expense to $22.4 million from $28.5 million a year ago, which was partially offset by a 73.8% reduction in interest income. The reduction in gross interest expense is the result of a $259.4 million reduction in gross debt on a year over year basis.

          Other income increased to $1.5 million during the second quarter of 2002 from an expense of $1.8 million in the 2001 period, primarily the result of a $4.1 million foreign exchange gain increase in Brazil, offset by a $1.4 million unrealized loss on derivative instruments.

          The consolidated effective income tax rate increased to 33.1% during the second quarter of 2002 from 25.8% in the 2001 period, primarily the result of a higher proportion of earnings being generated in countries where net operating losses carried forward are not available. On August 12, 2002, the Colombian government imposed an emergency tax equal to 1.2% of liquid assets. Panamco is in the process of reviewing this new law and ascertaining the effect on its results.

          As a result of the foregoing, Panamco recorded net income of $30.6 million during the second quarter of 2002, or $0.25 per basic and diluted share, compared to net income of $40.2 million, or $0.32 per basic share ($0.31 on a diluted basis), during the 2001 period.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

          Net sales for the six months ended June 30, 2002 decreased 4.8% to $1,247.8 million from $1,311.0 million in the first half of 2001. Net sales was negatively impacted by consolidated volume decline of 2.9%, but was positively impacted by strong volume growth of 6.7% in NOLAD. However, currency weakness in Brazil and, particularly, Venezuela, as well as declining industry volumes in Venezuela and Colombia negatively impacted growth.

          Cost of sales as a percentage of net sales increased to 49.5% during the first six months of 2002 from 48.4% in the 2001 period. This increase was mainly the result of an increase in the cost of raw materials and packaging throughout most operations, especially in Venezuela where the devaluation of the Venezuelan bolivar resulted in more costly U.S. dollar-denominated raw materials purchases, as well as a continuous change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins compared to returnables.

          Cost of goods sold was also affected in 2002 by the introduction, in the beginning of the year, of an excise tax in Mexico of 20% on fructose-based soft drinks and on carbonated water. In March 2002, this tax was suspended until September 30, 2002, but reinstated by a decision of the Mexican Supreme Court in July.

          Gross profit as a percentage of net sales decreased to 50.5% during the first half of 2002 from 51.6% in the 2001 period, mainly the result of a higher cost of raw materials and packaging.

          During the first half of 2002, Venezuela's macroeconomic environment continued to deteriorate, with the currency devaluing 33.9% from a year ago and consumers continuing to lose purchasing power. This, together with non-competitive pricing, resulted in volume and profitability drops for Panamco Venezuela. Moreover, both packaging materials and sugar are dollar denominated costs, which increased significantly against a base of local currency denominated revenues. In order to address these issues, Panamco Venezuela has adjusted prices downward in certain one-way and returnable presentations and continues to strengthen its partnership with The Coca-Cola Company, jointly focusing on renewed advertising, retail execution, and channel marketplace investments. Continued macroeconomic weakness and further devaluation of the Venezuelan bolivar (in excess of the rate of inflation) are expected to continue in 2002.

          The following comparison of Panamco's first six months of 2002 and 2001 consolidated results of operations excludes the effect of the sale of Kaiser and other nonrecurring items during the first half of 2002 amounting to a benefit of $37.3 million, net of the related tax benefit of $2.5 million. See "Nonrecurring Items / Reorganization Programs" and Note 5 of "Notes to Condensed Consolidated Financial Statements" for further discussion on Panamco's nonrecurring items.

          Operating expenses as a percentage of net sales decreased to 39.5% during the six months ended June 30, 2002 from 40.6% in the 2001 period, mainly due to lower goodwill amortization as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" as well as a 24.1% reduction in depreciation expense, primarily the result of lower property and equipment balances.

          Operating income decreased 5.3% to $136.5 million during the first six months of 2002 from $144.2 million in the 2001 period. Operating income during the first half of 2002 was negatively impacted by higher raw material costs, particularly in Mexico, and a change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins compared to returnables. Excluding the results from Venezuela, gross profit and operating income for the first half of 2002 increased 1.4% and 11.9%, respectively, from a year ago. Cash operating profit decreased 14.0% (4.5% excluding Venezuela) to $229.7 million in 2002 from $267.0 million in the 2001 period.

          Net interest expense decreased 13.4% to $41.0 million during the first half of 2002 from $47.3 million in the 2001 period, mainly resulting from the combination of a 26.3% reduction in gross interest expense to $45.0 million from $61.1 million a year ago, which was partially offset by a 71.0% reduction in interest income. The reduction in gross interest expense is the result of a $259.4 million reduction in gross debt on a year over year basis.

          Other income increased to $7.1 million during the first six months of 2002 from an expense of $3.9 million in the 2001 period, primarily the result of a $14.4 million increase in foreign exchange gains mainly in Brazil, a $2.3 million decline in contingency provisions, offset by a $2.9 million decrease in the gain on the sale of property, plant and equipment.

          The consolidated effective income tax rate increased to 36.0% during the first half of 2002 from 30.6% in the 2001 period, primarily the result of a higher proportion of earnings being generated in countries where net operating losses carried forward are not available.

          As a result of the foregoing, Panamco recorded net income of $63.1 million during the first half of 2002, or $0.52 per basic and diluted share, compared to net income of $61.6 million, or $0.48 per basic and diluted share during the 2001 period.


Nonrecurring Items / Reorganization Programs

          During 2000, Panamco implemented company-wide reorganization programs designed to improve productivity and strengthen our competitive position in the beverage industry. As of June 30, 2002, approximately 7,700 employees have been terminated by Panamco relating to the reorganization programs implemented during 2000. As of June 30, 2002, the reorganization programs have been completed and all remaining balances related to accrued facilities reorganization costs totalling $4.2 million, which includes $1.1 million in cash items and $3.1 million in noncash items as disclosed in Note 5 of "Notes to Consolidated Financial Statements", were reversed into operating income and reflected as Nonrecurring items, net, in Panamco's condensed consolidated statements of operations.

          During the first six months of 2002, Panamco recorded a gain on the sale of its 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which include approximately $2.4 million reflected within accounts receivable as of June 30, 2002 and an interest of $18.9 million in Molson stock recorded as an investment (the Molson stock received by Kaiser cannot be sold for a period of two years), and resulted in a gain of $48.6 million, which is included as part of Other income (expense), net. We will continue to distribute Kaiser products in our franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

          The following table shows a summary of the net charges and benefits recorded in the condensed consolidated financial statements for the three and six months ended June 30, 2002:

                                                                              2002
                                                         ---------------------------------------------------
                                                                              Second             First
                                                            Total             Quarter           Quarter
                                                         -------------     -------------       -------------
  Nonrecurring items, net:
        Cash charges (benefits)  (a)                     $      6,178      $        399        $      5,779
        Noncash charges (benefits)  (b)                        (1,123)           (3,146)              2,023
                                                         -------------     -------------       -------------
                                                                5,055            (2,747)              7,802
                                                         -------------     -------------       -------------
 Included in Other income (expense), net:
        Nonoperating charges (benefits)  (c)                  (39,844)                -             (39,844)
                                                         -------------     -------------       -------------
  Gross charges (benefits), net                               (34,789)           (2,747)            (32,042)
  Tax provision (benefit)                                      (2,546)            1,122              (3,668)
                                                         -------------     -------------       -------------
  Net charges (benefits), net                            $    (37,335)     $     (1,625)         $  (35,710)
                                                         =============     =============       =============

     (a) The cash charges (benefits) relate to severance payments for the termination of approximately 800 employees in Mexico and Venezuela totalling $10.7 million, to excise tax benefits obtained in Brazil totalling $3.4 million, and to the reversal into income of accrued facilities reorganization costs related to cash items (see Note 4 of "Notes to Condensed Consolidated Financial Statements") totalling $1.1 million.

     (b) The noncash charges (benefits) relate to the closure of plants in Venezuela totalling $1.7 million, to fixed assets charges in Mexico totalling $0.3 million, and to the reversal into income of accrued facilities reorganization costs related to noncash items (see Note 4 of "Notes to Condensed Consolidated Financial Statements") totalling $3.1 million.

     (c) The nonoperating charges (benefits) relate to the gain totalling $48.6 million on the sale of Kaiser, to the sale, at a loss totalling $3.0 million, of the corporate airplane to a related party, and to the payment of excise taxes totalling $5.8 million on soft drink inventories containing high fructose corn syrup in Mexico during the first Quarter. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated, but subsequently reinstated effective July 15, 2002. Panamco has initiated legal proceedings to seek a refund of the amounts already paid during the first quarter of 2002.


Liquidity and Capital Resources

          Cash and cash equivalents decreased $71.6 million during the first six months of 2002 from net cash transactions. Our primary sources of cash for the first half of 2002 were proceeds from sale of investments (sale of Kaiser) totalling $48.8 million, proceeds from bank loans totalling $35.7 million and proceeds from the sale of property, plant and equipment totalling $7.0 million. Our primary uses of cash for the first half of 2002 were the payment of bank loans and other long-term obligations totalling $92.2 million, capital expenditures totalling $32.0 million, share repurchases totalling $22.9 million, purchase of bottles and cases totalling $18.9 million, and payment of shareholder dividends totalling $14.7 million. Cash flow provided by operating activities was $31.0 million for the first half of 2002 compared to $187.9 million in the same period a year ago, mainly due to a negative working capital of $275.8 million, a 63% increase compared to a negative working capital of $168.9 million as of December 31, 2001, primarily the result of a $78.9 million decrease in accounts payable due to increased payments to vendors. A working capital deficiency is not unusual for us and does not indicate a lack of liquidity. We continue to maintain adequate current assets to satisfy current liabilities when they are due and have sufficient liquidity and financial resources to manage our day-to-day cash needs.

          Total consolidated indebtedness decreased to $894.5 million at June 30, 2002, from $970.2 million at the end of 2001, consisting of $570.7 million at the holding company level and $323.8 million of subsidiary indebtedness. Of the total debt, 71.9% is long-term. Our U.S.
dollar-denominated debt increased to 70.8% at June 30, 2002 from 67.5% at the end of 2001.

          There has been no significant change in our contractual obligations during the three months ended June 30, 2002. For a discussion of our contractual obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", contained in our Form 10-K for the year ended December 31, 2001.

          During the second quarter of 2002, Panamco repurchased 914,600 shares for a total amount of $15.7 million (including commissions) under its 2002 Share Repurchase Program. We expect to continue to repurchase shares and to increase the size of the 2002 Share Repurchase Program in the third quarter of 2002.

          During the first half of 2002, Panamco recorded a gain on the sale of its 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds, which include approximately $2.4 million reflected within accounts receivable as of June 30, 2002 and an interest of $18.9 million in Molson stock recorded as an investment. We will continue to distribute Kaiser products in our franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

          As previously disclosed in Panamco's Annual Report on Form 10-K, we have made loans to our Chairman and Chief Executive Officer to cover tax obligations triggered by the vesting of restricted stock. In April 2002, such loans were increased by $0.4 million to a total of approximately $1.2 million to reflect the actual tax obligation of such executive.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There has been no significant change in our exposure to market risk during the three months ended June 30, 2002. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 10-K for the year ended December 31, 2001.


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

          None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 3, 2002, we held our annual shareholder's meeting, which was attended, in person or by proxy, by shareholders representing 8,238,466 shares of Panamco's Class B common stock, par value $0.01 per share ("Class B Common Stock") or 95.13% of Panamco's outstanding voting stock. At this meeting, such shareholders: (i) unanimously approved the election of Henry A. Schimberg, Gary P. Fayard, Houston Staton and James J. Postl to serve as directors of the Company until 2005 which elected directors joined the following directors whose terms expired after the 2002 Annual Meeting: Gustavo Cisneros, Oswaldo Cisneros, William Cooling, Luiz Furlan, Craig Jung, Wade Mitchell, Stuart Staton (retired July 2002), and Woods Staton; (ii) unanimously approved the Company's financial statements for the fiscal year 2001; and (iii) approved (with two votes abstaining) an amendment to Article 4 of the Company's by-laws, the purpose of which was to better clarify the relationship and duties between the Chairman, Chief Executive Officer and President.


ITEM 5. OTHER INFORMATION

          None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   List of Exhibits:
        ----------------

        3.1 Amended and Restated By-Laws of Panamerican Beverages, Inc. (as of May 3, 2002).
        10.1  Promissory Note, dated as of April 10, 2002, from
              William G. Cooling to the Company.

  (b)   Reports on Forms 8-K:
        --------------------

        The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        August 14, 2002       PANAMERICAN BEVERAGES, INC.
                              (REGISTRANT)



                              By: /s/  Mario Gonzalez Padilla
                                  -----------------------------
                                  Mario Gonzalez Padilla
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (On behalf of the Registrant and as Chief
                                  Accounting Officer)