Form 10-Q
period 2002-09-30
PANAMERICAN BEVERAGES INC
filed 2002-11-08
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of October 22, 2002 were:

          Class A Common Stock:                     110,917,043
          Class B Common Stock:                       8,659,814
          Class C Preferred Stock:                            2

                            TABLE OF CONTENTS


                                                                           Page

                PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets (unaudited)
           as of September 30, 2002 and December 31, 2001..................  1

        Condensed Consolidated Statements of Operations (unaudited)
           for the three and nine months ended September 30, 2002 and 2001.  3

        Condensed Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2002 and 2001...........  4

        Notes to Condensed Consolidated Financial
           Statements (unaudited)..........................................  5

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................. 15

        PANAMCO NOLAD - Selected Statements of Operations Data
           (unaudited) for the three and nine months ended
           September 30, 2002 and 2001..................................... 16

        PANAMCO COLOMBIA - Selected Statements of Operations Data
           (unaudited) for the three and nine months ended
           September 30, 2002 and 2001..................................... 17

        PANAMCO VENEZUELA - Selected Statements of Operations Data
           (unaudited) for the three and nine months ended
           September 30, 2002 and 2001..................................... 18

        PANAMCO BRAZIL - Selected Statements of Operations Data
           (unaudited) for the three and nine months ended
           September 30, 2002 and 2001..................................... 19

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..................................................... 27

Item 4. CONTROLS AND PROCEDURES............................................ 27

                  PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.................................................. 27

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 27

Item 3. DEFAULTS UPON SENIOR SECURITIES.................................... 27

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 27

Item 5. OTHER INFORMATION.................................................. 28

Item 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 28

Signatures................................................................. 29

Certificates............................................................... 30


                                            PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Stated in thousands of United States of America ("U.S.") dollars, except share amounts)
                                                             (Unaudited)



                                                     SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                     ------------------  -----------------

                 ASSETS
Current assets:
    Cash and equivalents                                 $   55,402        $  133,666
    Accounts receivable, net                                102,877           136,614
    Inventories, net                                         94,841           103,040
    Other current assets                                     17,892            27,466
                                                         ----------        ----------

        Total current assets                                271,012           400,786

Investments                                                  20,732            28,522
Property, plant and equipment, net                          847,311         1,043,870
Bottles and cases, net                                      167,673           213,908
Cost in excess of net assets acquired, net                  834,796           869,056
Other assets                                                 78,046           136,884
                                                         ----------        ----------
        Total assets                                     $2,219,570        $2,693,026
                                                         ==========        ==========


                 LIABILITIES
Current liabilities:
    Accounts payable                                     $  176,852        $  274,164
    Current portion of long-term obligations                298,986            75,439
    Bank loans                                               25,123            35,184
    Other accrued liabilities                               145,071           184,878
                                                         ----------        ----------
        Total current liabilities                           646,032           569,665
                                                         ----------        ----------

Long-term liabilities:
    Long-term obligations, net of current portion           588,793           859,619
    Other liabilities                                       105,854           162,756
                                                         ----------        ----------

        Total long-term liabilities                         694,647         1,022,375
                                                         ----------        ----------
        Total liabilities                                 1,340,679         1,592,040
                                                         ----------        ----------




                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Stated in thousands of U.S. dollars, except share amounts)
                                  (Unaudited)


                                  (Continued)


                                                     SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                     ------------------  -----------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                23,800              28,541
                                                         -----------         -----------

                 SHAREHOLDERS' EQUITY

    Class C preferred stock, $0.01 par value;
         50,000,000 shares authorized; 2 shares
         issued and outstanding at September 30,
         2002 and December 31, 2001, respectively                  -                   -

    Class A common stock, $0.01 par value;
         500,000,000 authorized; 136,974,151 and
         136,952,780 shares issued and
         110,917,068 and 113,237,031 shares
         outstanding at September 30, 2002 and
         December 31, 2001, respectively                       1,370               1,369

    Class B common stock, $0.01 par value;
         50,000,000 authorized; 11,037,711 and
         11,059,082 shares issued and 8,659,819
         and 8,681,245 shares outstanding at
         September 30, 2002 and December 31,
         2001, respectively                                      110                 111
    Capital in excess of par value                         1,592,768           1,591,827
    Retained earnings                                        132,159             138,433
    Accumulated other comprehensive loss                    (634,676)           (458,341)
                                                         -----------         -----------
                                                           1,091,731           1,273,399
     Less 28,434,975 and 26,093,586 treasury
         shares held at September 30, 2002 and
         December 31, 2001, respectively, at cost           (236,640)           (200,954)
                                                         -----------         -----------

        Total shareholders' equity ..............            855,091           1,072,445
                                                         -----------         -----------
Total liabilities and shareholders' equity ......        $ 2,219,570         $ 2,693,026
                                                         ===========         ===========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Stated in thousands of U.S. dollars, except share amounts)
                                  (Unaudited)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ---------------------------     ---------------------------
                                                     2002            2001            2002            2001
                                                 -----------     -----------     -----------     -----------

Net sales                                        $   563,665     $   633,271     $ 1,811,448     $ 1,944,279
Cost of sales, excluding depreciation
    and amortization shown separately below          295,200         309,660         913,042         944,123
                                                 -----------     -----------     -----------     -----------

       Gross profit                                  268,465         323,611         898,406       1,000,156
                                                 -----------     -----------     -----------     -----------

Operating expenses:
    Selling, general and administrative              182,616         189,035         582,870         598,578
    Depreciation and amortization                     97,887          58,236         191,043         181,048
    Facilities reorganization and
       other charges                                  32,415              --          37,470              --
                                                 -----------     -----------     -----------     -----------
                                                     312,918         247,271         811,383         779,626
                                                 -----------     -----------     -----------     -----------

       Operating (loss) income                       (44,453)         76,340          87,023         220,530
                                                 -----------     -----------     -----------     -----------
Other income (expense):
    Interest income                                    1,055           4,056           5,037          17,806
    Interest expense                                 (20,169)        (24,222)        (65,152)        (85,295)
    Other income (expense), net                      (22,147)         (3,537)         24,811          (7,467)
                                                 -----------     -----------     -----------     -----------
                                                     (41,261)        (23,703)        (35,304)        (74,956)
                                                 -----------     -----------     -----------     -----------
       (Loss) income before income taxes             (85,714)         52,637          51,719         145,574
Provision for (benefit from) income taxes             (1,533)         20,740          32,923          49,217
                                                 -----------     -----------     -----------     -----------

       (Loss) income before minority interest        (84,181)         31,897          18,796          96,357
Minority interest in earnings of
    consolidated subsidiaries                            516           1,787           3,106           4,684
                                                 -----------     -----------     -----------     -----------

       Net (loss) income                         $   (84,697)    $    30,110     $    15,690     $    91,673
                                                 ===========     ===========     ===========     ===========

Basic (loss) earnings per share                  $     (0.71)    $      0.24     $      0.13     $      0.72
                                                 ===========     ===========     ===========     ===========

Basic weighted average shares outstanding            119,883         124,842         120,921         126,676
                                                 ===========     ===========     ===========     ===========

Diluted (loss) earnings per share                $     (0.71)    $      0.24     $      0.13     $      0.72
                                                 ===========     ===========     ===========     ===========

Diluted weighted average shares outstanding          119,883         126,191         121,474         127,878
                                                 ===========     ===========     ===========     ===========




        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                              2002              2001
                                                                         -------------   ---------------

Net cash provided by operating activities                                 $  71,587         $ 240,900
                                                                          ----------        ----------
Cash flows from investing activities:
    Capital expenditures                                                    (82,334)          (56,163)
    Purchases of bottles and cases                                          (27,854)          (32,131)
    Purchases of investments                                                   (119)             (428)
    Proceeds from sale of investments                                        49,102           127,720
    Proceeds from sale of property, plant and equipment                      13,120            25,711
    Other                                                                        --              (454)
                                                                          ---------         ---------

Net cash (used in) provided by investing activities                         (48,085)           64,255
                                                                          ---------         ---------
Cash flows from financing activities:
    Payment of bank loans and other long-term obligations                   (96,128)         (407,279)
    Proceeds from bank loans and other long-term obligations                 70,500           151,492
    Issuance of capital and treasury stock                                    1,952             9,316
    Share repurchase                                                        (36,697)         (109,323)
    Payment of dividends to minority interest                                (2,490)           (1,057)
    Payment of dividends to shareholders                                    (21,964)          (22,880)
    Other                                                                     3,653                --
                                                                          ---------         ---------

Net cash used in financing activities                                       (81,174)         (379,731)
                                                                          ---------         ---------

Effect of exchange rate changes on cash and cash equivalents                (20,592)          (12,741)
                                                                          ---------         ---------

Net decrease in cash and equivalents                                        (78,264)          (87,317)

Cash and equivalents at beginning of period                                 133,666           191,773
                                                                          ---------         ---------

Cash and equivalents at end of period                                     $  55,402         $ 104,456
                                                                          =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the year for:
        Interest (net of capitalized interest)                            $  51,170         $  81,825
                                                                          =========         =========
        Income taxes                                                      $  60,619         $  72,846
                                                                          =========         =========

NONCASH ACTIVITIES:
    Write-off of fixed assets                                             $  68,005         $      --
                                                                          =========         =========




   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                     U.S. dollars, except share amounts)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. and Subsidiaries (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of September 30, 2002 and December 31, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K filed with the SEC on April 1, 2002. Except for the Company's adoption of EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)," and SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 2 of "Notes to Condensed Consolidated Financial Statements," the Company has not made any changes in any of the Company's critical accounting policies during the first nine months of 2002, nor has the Company made any material changes in any of the critical accounting estimates underlying these accounting policies during the first nine months of 2002.

     The financial statements of the Venezuelan subsidiary for all periods have been remeasured into U.S. dollars, the reporting and functional currency, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", as it applies to highly inflationary economies. The functional currencies of the remaining subsidiaries are the Mexican peso, Brazilian real, Colombian peso, Costa Rican colon, Nicaraguan cordova and Guatemalan quetzal, which financial statements have been translated using the current rate translation method and the resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. During 2001, the Company discontinued classifying Colombia as a highly inflationary economy, and, accordingly, the functional currency of the Colombian operations was changed from the U.S. dollar to the Colombian peso. For the three months ended September 30, 2002 and 2001, the Company recorded in its condensed consolidated statements of operations a net translation gain, for the Venezuelan subsidiary, of $2.6 million and $1.3 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company recorded in its condensed consolidated statements of operations a net translation gain, for the Venezuelan subsidiary, of $12.9 million and $2.6 million, respectively.


(2)  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                     U.S. dollars, except share amounts)
                                  (Unaudited)


     In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is currently assessing but has not yet determined the impact of SFAS No.145 on its financial position and results of operations and, as such, the Company is unable to disclose the impact that adopting this statement will have on its financial position and results of operations.

     Reclassifications have been made in the 2001 condensed consolidated statements of operations to conform to classifications used in the current year, in accordance with Emerging Issues Task Force ("EITF")
     No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)." EITF 01-9 became effective for the Company beginning January 1, 2002, and requires certain promotional payments made to customers by the Company, that were previously classified as selling and distribution expenses, to be classified as a reduction from net sales. The Company reclassified as a reduction from net sales approximately $5.4 million and $13.8 million of selling expenses, which were previously classified as selling and distribution expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment and written down when impaired, rather than being amortized over useful lives, as previous standards required. SFAS No. 142 became effective for the Company beginning January 1, 2002. Had the Company adopted SFAS No. 142 on the first day of 2001, for the three months ended September 30, 2001, amortization expense would have been lowered by $6.6 million and net income would have increased $6.2 million (or $0.05 per diluted share) to $36.3 million. For the nine months ended September 30, 2001, amortization expense would have been lowered by $19.9 million and net income would have increased $18.6 million (or $0.15 per diluted share) to $110.3 million.

     The change in the carrying amount of costs in excess of acquired businesses, net ("goodwill") for the nine months ending September 30, 2002 is as follows:

                                                              TOTAL
                                                         ---------------
            Balance as of December 31, 2001                 $ 869,056
            Translation adjustment                            (34,260)
                                                            ---------
            Balance as of September 30, 2002                $ 834,796
                                                            =========


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


                                      PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Balances in the tables are stated in thousands of U.S. dollars, except share amounts)
                                                       (Unaudited)


     Following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ---------------------------     ---------------------------
                                                           2002            2001            2002            2001
                                                        -----------     -----------     -----------     -----------
     Numerator:
        Net income (loss)                               $  (84,697)     $    30,110          15,690     $    91,673
                                                        ===========     ===========     ===========     ===========
     Denominator (in thousands):
        Denominator for basic earnings per share            119,883         124,842         120,921         126,676
        Effect of dilutive securities:
           Options to purchase common stock                       -           1,349             553           1,202
                                                        -----------     -----------     -----------     -----------

        Denominator for diluted earnings per share          119,883         126,191         121,474         127,878
                                                        ===========     ===========     ===========     ===========

     Earnings (loss) per share:
        Basic                                           $     (0.71)        $  0.24     $      0.13     $      0.72
                                                        ===========     ===========     ===========     ===========
        Diluted                                         $     (0.71)        $  0.24     $      0.13     $      0.72
                                                        ===========     ===========     ===========     ===========

     The Company declared and paid cash dividends of $0.06 per share of common stock for the three months ended September 30, 2002 and a total of $0.18 per share of common stock for the nine months ended September 30, 2002.


(4)  FACILITIES REORGANIZATION AND OTHER CHARGES

     During 2000, the Company implemented company-wide reorganization programs designed to improve productivity and strengthen the Company's competitive position in the beverage industry. As of June 30, 2002, approximately 7,700 employees were terminated by the Company relating to the reorganization programs implemented during 2000. As of June 30, 2002, the reorganization programs have been completed and all remaining balances related to accrued facilities reorganization costs totalling $4.2 million, which includes $1.1 million in cash charges and $3.1 million in noncash charges were reversed into operating income and reflected as Facilities reorganization and other charges in the Company's condensed consolidated statements of operations.

     During the first quarter of 2002, the Company recorded a gain on the sale of its 12.1% equity stake in Cervejarias Kaiser, S.A. ("Kaiser") as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which includes an interest of $18.2 million in Molson stock recorded as an investment (the Molson stock received by Kaiser cannot be sold for a period of two years). This sale resulted in a gain of $48.6 million, which is included as part of Other income (expense), net, in the Company's condensed consolidated statements of operations. The Company will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.



                                            PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Balances in the tables are stated in thousands of
                                                 U.S. dollars, except share amounts)
                                                             (Unaudited)


     During the third quarter of 2002, the Company recorded $98.4 million of facilities reorganization and other charges ($82.7 million, net of tax benefits) resulting primarily from the deterioration of macroeconomic conditions in some of the countries, primarily in Venezuela, in which the Company operates. These charges consist of $14.4 million of severance charges throughout the Company's operations, $69.1 million of asset write-offs and impairment charges primarily in the Company's Venezuelan operations and $14.9 million related to obsolete machinery and discontinued product components. As of September 30, 2002, approximately 1,200 of the 2,100 employees have been terminated by the Company resulting in severance payments totalling $16.9 million.

     The following table shows a summary of facilities reorganization and other charges recorded in the condensed consolidated financial statements for the following periods:


                                                                                    2002
                                                        -------------------------------------------------------------
                                                                             THIRD          SECOND          FIRST
                                                           TOTAL            QUARTER        QUARTER         QUARTER
                                                        -------------- --------------   -------------   -------------
         Cost of sales                                   $     3,221 a)  $     3,221     $        --              --
         Selling, general and administrative                   2,476 b)        2,476              --              --
         Facilities reorganization and other charges          20,562 c)       14,384             399           5,779
                                                         -----------     -----------     -----------     -----------
             Total cash charges                               26,259          20,081             399           5,779
         Facilities reorganization and other
            charges (benefits)                                16,908 d)       18,031          (3,146)          2,023
         Depreciation and amortization                        51,097 e)       51,097              --              --
                                                         -----------     -----------     -----------     -----------
              Total noncash charges (benefits)                68,005          69,128          (3,146)          2,023
         Total operating charges (benefits)                   94,264          89,209          (2,747)          7,802
                                                         -----------     -----------     -----------     -----------
         Included in Other income (expense), net:
              Nonoperating charges (benefits)                (30,635)f)        9,209            --           (39,844)
                                                         -----------     -----------     -----------     -----------
        Gross charges (benefits), net                         63,629          98,418          (2,747)        (32,042)
        Tax provision (benefit)                              (18,250)        (15,704)          1,122          (3,668)
                                                         -----------     -----------     -----------     -----------
        Net charges (benefits), net                      $    45,379     $    82,714     $    (1,625)    $   (35,710)
                                                         ===========     ===========     ===========     ===========



     a) Cost of sales charges relate to the write-off of raw materials inventory totalling $0.6 million and obsolete spare parts for production machinery totalling $2.6 million.

     b) Selling, general and administrative charges relate to the write-off of obsolete promotional materials totalling $0.3 million, obsolete spare parts totalling $1.0 million and miscellaneous administrative expenses totalling $1.2 million.

     c) The cash facilities reorganization and other charges relate to severance charges for the termination of approximately 2,100 employees in Mexico, Venezuela and Colombia totalling $25.0 million, offset by excise tax benefits obtained in Brazil totalling $3.4 million, and the reversal into income of accrued facilities reorganization costs related to cash items totalling $1.1 million.

     d) The noncash facilities reorganization and other charges (benefits) relate to plant closings and related disposal of property, plant and equipment in Venezuela and Mexico totalling $7.9 million and $4.1 million, respectively, the loss on sale of unproductive assets in Venezuela totalling $8.0 million, offset by the reversal into income of accrued facilities reorganization costs related to noncash items totalling $3.1 million.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                     U.S. dollars, except share amounts)
                                  (Unaudited)


     e) Depreciation and amortization charges relate to the write-off of obsolete property, plant and equipment in Mexico, Venezuela and Colombia totalling $43.8 million, of which approximately 83% occurred in Venezuela, 11% in Mexico and 6% in Colombia and the write-off of bottles and cases in Mexico, Venezuela and Colombia totalling $7.3 million, of which approximately 76% occurred in Venezuela, 18% in Mexico and 6% in Colombia.

     f) The nonoperating charges (benefits) relate to the gain totalling $48.6 million on the sale of Kaiser, offset by the loss on disposal of nonoperating property, plant and equipment, mostly in Venezuela, totalling $4.4 million, the sale, at a loss totalling $3.0 million, of the corporate airplane to a related party, the loss on disposal of investments, mostly in Colombia, totalling $1.4 million, a provision for labor contingencies totalling $0.9 million, and the payment of excise taxes totalling $5.8 million on soft drink inventories containing high fructose corn syrup in Mexico during the first quarter and the accrual of $2.5 million in the third quarter. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated, but subsequently reinstated effective July 15, 2002. The Company has initiated legal proceedings to seek a refund of the amounts already paid during the first and fourth quarters of 2002.

     As a result of the above, the Company's income for the nine months ended September 30, 2002 was impacted by the facilities reorganization and other charges totalling $45.4 million, net of the related tax benefit of $18.3 million.


(5)  TRANSACTIONS WITH RELATED PARTIES

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

     Amounts due from or due to related parties as of September 30, 2002 and December 31, 2001, respectively, are as follows:



                                                  SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                 --------------------  -------------------
        Accounts receivable:
             Subsidiaries of Coca-Cola                  $17,416            $14,025
             Subsidiaries of Kaiser                       1,064              2,485
                                                        -------            -------
                                                        $18,480            $16,510
                                                        =======            =======
        Accounts payable:
             Subsidiaries of Coca-Cola                  $16,500            $21,842
             Productos de Vidrio, S.A                       690              2,912
             Central Azucarero Portuguesa, C.A.           2,262              1,950
             Other                                        2,127              2,331
                                                        -------            -------
                                                        $21,579            $29,035
                                                        =======            =======



                                            PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Balances in the tables are stated in thousands of
                                                 U.S. dollars, except share amounts)
                                                             (Unaudited)


     The Company had the following significant transactions with related parties:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ---------------------------     ---------------------------
                                                           2002            2001            2002            2001
                                                        -----------     -----------     -----------     -----------
  Income:
    Marketing expense support from Coca-Cola
      (recorded net against marketing expenses)           $   7,216       $   6,708       $  22,377       $  22,393
    Kaiser beer distribution fees                               671             843           2,676           1,974
    Other                                                        54              86             313             267
                                                          ---------       ---------       ---------       ---------
                                                          $   7,941       $   7,637       $  25,366       $  24,634
                                                          =========       =========       =========       =========
  Expenses:
    Purchases of concentrate from Coca-Cola               $  99,502       $ 102,542       $ 255,761       $ 308,898
    Purchases of beer                                         8,425          12,552          28,634          41,330
    Purchases of other inventories                           35,344          33,261          86,923          94,532
                                                          ---------       ---------       ---------       ---------
                                                          $ 143,271       $ 148,355       $ 371,318       $ 444,760
                                                          =========       =========       =========       =========

  Capital incentives received in cash                     $       -       $     544       $   1,032       $   1,892
                                                          =========       =========       =========       =========


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

     On October 7, 2002, the Company announced that it had reached various agreements with Coca-Cola to convert its Risco water volume in Mexico to Coca-Cola's brand Ciel beginning in the first quarter of 2003. The conversion is done in exchange for total cash consideration of $65.0 million to be paid by Coca-Cola, with $3.6 million of such amount to be paid in the fourth quarter of 2002, $56.0 million of such amount to be paid in the first quarter of 2003 and the remaining amount to be paid in the following four years. Revenue will be deferred over the life of the contract, which is ten years.

(6)  INVENTORIES

     Inventories consist of:                                   SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                               ------------------  -----------------

      Bottled beverages                                            $ 26,732            $ 28,335
      Raw materials                                                  50,672              51,837
      Spare parts and supplies                                       25,538              29,637
                                                                   --------            --------
                                                                    102,942             109,809
      Less - Allowance for obsolete and slow moving items             8,101               6,769
                                                                   --------            --------
                                                                   $ 94,841            $103,040
                                                                   ========            ========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                     U.S. dollars, except share amounts)
                                  (Unaudited)


(7)  SHARE REPURCHASE PROGRAM

     The Company has authorized a total of $40.0 million for repurchases under the Company's 2002 Share Repurchase Program. During the third quarter of 2002, the Company repurchased 1,111,300 shares for a total amount of $13.8 million (including commissions) under the Company's 2002 Share Repurchase Program with the total amount of shares repurchased under the 2002 Share Repurchase Program totalling 2,468,600 for a total amount of $36.8 million (including commissions).


(8)  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes net income (loss), translation adjustments and unrealized gains (losses) on derivative financial instruments. The comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows:


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                    -------------------------  --------------------------
                                        2002          2001          2002          2001
                                    -----------   -----------  ------------   -----------
Net (loss) income                    $ (84,697)    $  30,110    $   15,690     $  91,673
Other comprehensive (loss) income:
   Translation adjustments             (90,882)      (45,408)     (176,335)      (60,380)

   Unrealized losses on derivative
      financial instruments                  -        (3,274)            -       (10,968)
                                     ---------     ---------    ----------     ---------
Comprehensive (loss) income          $(175,579)    $ (18,572)   $ (160,645)    $  20,325
                                     =========     =========    ==========     =========


(9)  DERIVATIVE INSTRUMENTS

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

     The Company had a floating-to-fixed interest rate swap (the "Swap"), expiring in November 2002, with a total notional amount outstanding at December 31, 2001 of $250.0 million, which exchanges LIBOR for a fixed interest rate of 6.437%. Upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company designated the Swap as a cash flow hedge. During 2001, the Company determined that it was probable that the original forecasted transaction would not continue through the expiration of the Swap and, therefore, discontinued cash flow hedge accounting. The Company recognized an unrealized loss of $0.1 million and $1.0 million, included in Other income (expense) net, for the three and nine months ended September 30, 2002, respectively, in the Company's condensed consolidated statements of operations. As of September 30, 2002, the fair value of the Swap was a liability of $3.0 million and is recorded in Accounts payable.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                      U.S. dollars, except share amounts)
                                  (Unaudited)



     The Company has a fixed-to-floating interest rate swap, expiring in April 2003, with a total notional amount of $150.0 million, which exchanges a fixed interest rate of 8.125% for a LIBOR-based rate. As of September 30, 2002, the fair value of the interest rate swap was an asset of $0.8 million and is recorded within Other current assets. The Company recorded approximately $0.2 million and $0.4 million, included within Interest income, for the three and nine months ended September 30, 2002, respectively, in the Company's condensed consolidated financial statements.

     The Company uses currency swap arrangements to hedge exchange rate exposure arising from the Company's operations in its international subsidiaries. During the nine months ended September 30, 2002, the Company held foreign currency forward purchase contracts relating to raw material purchases in Brazil, with total notional amounts of approximately $16.6 million, which exchange Brazilian reales for U.S. dollars. The contracts had no material impact on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2002. As of September 30, 2002, the Company had no outstanding foreign currency forward purchase contracts relating to raw material purchases in Brazil.

     During the second quarter of 2002, the Company entered into a foreign currency forward purchase contract in its Mexican operations, expiring during the first quarter of 2003, with a notional amount of approximately $14.0 million. The Company recognized an unrealized loss of approximately $0.1 million and $0.8 million, included in Other income (expense) net, for the three and nine months ended September 30, 2002, respectively, in the Company's condensed consolidated statements of operations. As of September 30, 2002, the fair value of the foreign currency forward purchase contract was a liability of $0.8 million and is recorded within Other current liabilities.

     During the second quarter of 2002, the Company entered into foreign currency forward purchase contracts with the Brazilian real, expiring during the first quarter of 2004, with total notional amounts of approximately $21.0 million. The Company recognized an unrealized loss of approximately $4.7 million and $6.4 million, included in Other income (expense) net, for the three and nine months ended September 30, 2002, respectively, in the Company's condensed consolidated statements of operations. As of September 30, 2002, the fair value of the foreign currency forward purchase contract was a liability of $6.4 million and is recorded within Other current liabilities. During the third quarter of 2002, the Company began to unwind these foreign currency forward purchase contracts. As of September 30, 2002, the Company has unwound approximately 60% of these transactions.

     During the second quarter, the Company entered into an equity forward purchase contract, expiring in March 2004, on Molson shares to be received from the sale of Kaiser, with a notional amount of approximately $18.1 million. The Company recognized an unrealized holding gain of approximately $33 thousand and $0.4 million, included in Other income (expense) net, for the three and nine months ended September 30, 2002, respectively, in the Company's condensed consolidated statements of operations. As of September 30, 2002, the fair value of the equity forward purchase contract was a liability of $0.4 million and is recorded within Other current liabilities.

     During the third quarter, the Company entered into a foreign currency forward contract in Venezuela, expiring during the fourth quarter of 2002 for a notional amount of approximately $5.0 million.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                     U.S. dollars, except share amounts)
                                  (Unaudited)


     As of September 30, 2002, the Company recognized an unrealized loss of approximately $0.2 million recorded in Other income (expense) net in the Company's condensed consolidated statements of operations. As of September 30, 2002, the fair value of the foreign currency forward contract was a liability of $0.2 million and is recorded within Other current liabilities.


(10) SEGMENTS AND RELATED INFORMATION

     The Company operates in the bottling and distribution industries and in markets throughout Latin America. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which comprise the Company's products across geographic locations. The Company evaluates performance and allocates resources based on income or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Long-lived assets constitute total assets less current assets, less long-term deferred income taxes, and less long-term receivables from affiliated companies. Balances reflected in the Company's Headquarters include eliminating entries that are used in consolidating the unaudited financial statements.

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

     Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:


                                                                NINE MONTHS ENDED SEPTEMBER 30, 2002
                                           -----------------------------------------------------------------------------------------
                                              NOLAD         COLOMBIA      VENEZUELA       BRAZIL         HEADQUARTERS     TOTAL
                                           -------------  -------------  ------------  --------------    ------------  -------------
     Net sales                              $985,875      $276,764       $271,304      $277,505           $      -     $1,811,448
     Operating income (loss)                 152,934        10,414        (87,910)       13,028             (1,443)        87,023
     Depreciation and amortization            61,153        39,234         80,971        10,932             (1,247)       191,043
     Capital expenditures                     61,017         6,074         10,396         4,847                  -         82,334

                                                                            SEPTEMBER 30, 2002
                                           -----------------------------------------------------------------------------------------
     Long-lived assets                      $655,666      $234,780       $249,518      $102,827           $650,029     $1,892,820
     Total assets                            765,009       280,878        295,942       207,216            670,525      2,219,570



                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           -----------------------------------------------------------------------------------------
                                              NOLAD        COLOMBIA      VENEZUELA       BRAZIL       HEADQUARTERS         TOTAL
                                           -------------  -------------  ------------  --------------    ------------  -------------
     Net sales                              $957,048      $274,846       $409,408      $302,977           $      -     $1,944,279
     Operating income (loss)                 176,893        17,502         28,252        10,882            (12,999)       220,530
     Depreciation and amortization            62,460        42,379         45,572        15,638             14,999        181,048
     Capital expenditures                     41,286         4,341          6,932         3,576                 28         56,163

                                                                            DECEMBER 31, 2001
                                           -----------------------------------------------------------------------------------------
     Long-lived assets                      $690,155      $327,059       $339,512      $189,279           $651,643     $2,197,648
     Total assets                            853,458       383,188        419,935       352,883            683,562      2,693,026

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (Balances in the tables are stated in thousands of
                     U.S. dollars, except share amounts)
                                  (Unaudited)


(11) SUBSEQUENT EVENTS

     In September 2002, the Company formed a joint venture with Heineken N.V. and Florida Ice and Farm Company S.A. ("Fifco") to acquire the Coca-Cola bottler and a beer company in the Republic of Panama. On October 2, 2002, the joint venture entity, CA Beverages, Inc. ("CA Beverages"), acquired:
     (i) direct control of Coca Cola de Panama Compania Embotelladora, S.A. ("Coca-Cola Panama") through the purchase of fifty percent plus one share of the capital stock of Coca-Cola Panama; and (ii) indirect control of Cervecerias Baru-Panama, S.A. ("Cervecerias Baru") which is majority-owned (51.5%) by Coca-Cola Panama. As the second step of this transaction, CA Beverages is seeking to obtain up to 100% of the capital stock of Coca-Cola Panama and Cervecerias Baru through public tender offers in Panama, which are expected to be completed in the fourth quarter of 2002. Upon completion of the public tender offers, CA Beverages intends to sell its stake in Coca-Cola Panama to the Company (and its stake in Cervecerias Baru to Heineken and Fifco) in exchange for the cancellation of the funds that the Company has advanced to CA Beverages to acquire Coca-Cola Panama and Cervecerias Baru. The purchase price for 100% of the capital stock of Coca-Cola Panama is expected to be approximately $61.3 million. The Company has financed the Panama acquisition primarily through a $60.0 million loan from ING Bank that matures on April 1, 2003 and bears interest at an average annual rate of LIBOR plus 0.85%.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The supplemental statements of operations data for Panamco NOLAD (Panamco Mexico and Panamco Central America, which consists of Costa Rica, Nicaragua and Guatemala), Panamco Colombia, Panamco Venezuela, and Panamco Brazil are presented on the following pages. The data presented as of and for each period have been derived from the unaudited financial statements of Panamco Mexico and Panamco Central America, Panamco Colombia, Panamco Venezuela, and Panamco Brazil, as applicable, which financial statements are not included herein. Additionally, the data presented does not include the unaudited financial data of the Holding company, the Company's Headquarters or some minor entities; nor does it reflect the eliminating entries that are used in consolidating the unaudited financial statements of the aforementioned subsidiaries.

                                 PANAMCO NOLAD
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ---------------------------     ---------------------------
                                                     2002            2001            2002           2001
                                                 -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:
  Net sales                                      $   324,591     $   326,810     $   985,875     $   957,048
  Cost of sales, excluding depreciation
    and amortization shown separately below          148,327         144,961         447,117         416,085
                                                 -----------     -----------     -----------     -----------
      Gross profit                                   176,264         181,849         538,758         540,963
                                                 -----------     -----------     -----------     -----------
  Operating expenses:
    Selling, general and administrative              101,963         102,007         315,967         301,610
    Depreciation and amortization                     25,265          19,374          61,153          62,460
    Facilities reorganization and other
      charges                                          6,728              --           8,704              --
                                                 -----------     -----------     -----------     -----------
                                                     133,956         121,381         385,824         364,070
                                                 -----------     -----------     -----------     -----------
      Operating income                                42,308          60,468         152,934         176,893
                                                 -----------     -----------     -----------     -----------
  Interest expense, net                               (5,401)         (2,661)        (17,126)         (7,752)
  Other income (expense), net                         (3,021)            952          (5,357)            532
                                                 -----------     -----------     -----------     -----------
      Income before income taxes                      33,886          58,759         130,451         169,673
  Provision for income taxes                          11,077          18,841          43,177          53,512
                                                 -----------     -----------     -----------     -----------

      Income before minority interest                 22,809          39,918          87,274         116,161
  Minority interest in Panamco Mexico
    subsidiaries                                         648           1,310           2,582           3,729
                                                 -----------     -----------     -----------     -----------
      Net income attributable to Panamco
        NOLAD                                         22,161          38,608          84,692         112,432
  Minority interest in Panamco
    Mexico holding company                               307             620           1,222           1,765
                                                 -----------     -----------     -----------     -----------

      Net income attributable to Panamco         $    21,854     $    37,988     $    83,470     $   110,667
                                                 ===========     ===========     ===========     ===========

      Cash operating profit                      $    71,338     $    79,842     $   215,048     $   239,353
                                                 ===========     ===========     ===========     ===========


UNIT CASE SALES VOLUME
  GROWTH:

  Soft drinks                                           3.3%                            3.8%
  Water                                                 5.9%                            8.1%
  Other products                                       33.7%                           81.2%
                                                 -----------                     -----------
    Total growth                                        4.5%                            5.9%
                                                 ===========                     ===========


                               PANAMCO COLOMBIA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)



                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ---------------------------     ---------------------------
                                                     2002            2001            2002           2001
                                                 -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:
  Net sales                                      $    85,612     $    91,694     $   276,764     $   274,846
  Cost of sales, excluding depreciation
    and amortization shown separately below           40,974          43,771         129,595         129,798
                                                 -----------     -----------     -----------     -----------
      Gross profit                                    44,638          47,923         147,169         145,048
                                                 -----------     -----------     -----------     -----------
  Operating expenses:
    Selling, general and administrative               30,448          25,913          95,254          85,167
    Depreciation and amortization                     14,323          14,360          39,234          42,379
    Facilities reorganization and other
      charges                                          2,267              --           2,267              --
                                                 -----------     -----------     -----------     -----------
                                                      47,038          40,273         136,755         127,546
                                                 -----------     -----------     -----------     -----------
      Operating (loss) income                         (2,400)          7,650          10,414          17,502
                                                 -----------     -----------     -----------     -----------
  Interest expense, net                               (1,675)         (2,218)         (6,890)         (6,413)
  Other income (expense), net                         (3,966)            (94)         (3,322)            295
                                                 -----------     -----------     -----------     -----------
    (Loss) income before income taxes                 (8,041)          5,338             202          11,384
  Provision for (benefit from) income taxes           (2,851)          1,729            (880)          3,514
                                                 -----------     -----------     -----------     -----------

    (Loss) income before minority interest            (5,190)          3,609           1,082           7,870
  Minority interest in Panamco Colombia
    subsidiaries holding company                          46              29             126              83
                                                 -----------     -----------     -----------     -----------
      Net (loss) income attributable to
        Panamco Colombia holding company              (5,236)          3,580             956           7,787
  Minority interest in Panamco Colombia                 (144)             97              26             213
                                                 -----------     -----------     -----------     -----------
    Net (loss) income attributable
      to Panamco                                 $    (5,092)    $     3,483     $       930     $     7,574
                                                 ===========     ===========     ===========     ===========

    Cash operating profit                        $    11,923     $    22,010     $    49,648     $    59,881
                                                 ===========     ===========     ===========     ===========



UNIT CASE SALES VOLUME
  GROWTH (DECLINE):

  Soft drinks                                          (4.3%)                          (4.1%)
  Water                                                11.1%                           (9.6%)
  Other products                                       (2.9%)                          12.9%
                                                 -----------                     -----------

    Total decline                                      (1.6%)                          (5.1%)
                                                 ===========                     ===========

                               PANAMCO VENEZUELA
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ---------------------------     ---------------------------
                                                     2002            2001            2002           2001
                                                 -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:
  Net sales                                      $    77,266     $   134,893     $   271,304     $   409,408
  Cost of sales, excluding depreciation
    and amortization shown separately below           53,939          68,023         160,900         201,317
                                                 -----------     -----------     -----------     -----------
     Gross profit                                     23,327          66,870         110,404         208,091
                                                 -----------     -----------     -----------     -----------
  Operating expenses:
    Selling, general and administrative               28,322          43,332          92,692         134,267
    Depreciation and amortization                     55,660          15,152          80,971          45,572
    Facilities reorganization and other
      charges                                         20,570              --          24,651              --
                                                 -----------     -----------     -----------     -----------
                                                     104,552          58,484         198,314         179,839
                                                 -----------     -----------     -----------     -----------
      Operating (loss) income                        (81,225)          8,386         (87,910)         28,252
                                                 -----------     -----------     -----------     -----------
  Interest expense, net                               (2,099)         (2,409)         (5,958)        (14,913)
  Other income (expense), net                         (5,460)          1,217          (2,727)          6,539
                                                 -----------     -----------     -----------     -----------
     (Loss) income before income taxes               (88,784)          7,194         (96,595)         19,878
  Provision for (benefit from) income taxes           (8,775)             35         (12,195)         (8,694)
                                                 -----------     -----------     -----------     -----------

      Net (loss) income attributable
        to Panamco                               $   (80,009)    $     7,159     $   (84,400)    $    28,572
                                                 ===========     ===========     ===========     ===========

      Cash operating profit (loss)               $   (11,299)    $    23,538     $     9,008     $    73,824
                                                 ===========     ===========     ===========     ===========


UNIT CASE SALES VOLUME
  GROWTH (DECLINE):

  Soft drinks                                           1.3%                           (8.1%)
  Water                                               (13.2%)                         (20.1%)
  Beer                                                (31.1%)                         (33.9%)
  Other products                                       59.0%                           40.7%
                                                 -----------                     -----------
    Total growth (decline)                              0.3%                           (8.7%)
                                                 ===========                     ===========

                                PANAMCO BRAZIL
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ---------------------------     ---------------------------
                                                     2002            2001            2002           2001
                                                 -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:

  Net sales                                      $    76,196     $    79,874     $   277,505     $   302,977
  Cost of sales, excluding depreciation
    and amortization shown separately below           51,863          53,917         178,129         200,266
                                                 -----------     -----------     -----------     -----------
     Gross profit                                     24,333          25,957          99,376         102,711
                                                 -----------     -----------     -----------     -----------
  Operating expenses:
    Selling, general and administrative               22,455          20,788          78,797          76,191
    Depreciation and amortization                      3,070           4,364          10,932          15,638
    Facilities reorganization and other
      charges (benefits)                                  --              --          (3,381)             --
                                                 -----------     -----------     -----------     -----------
                                                      25,525          25,152          86,348          91,829
                                                 -----------     -----------     -----------     -----------
      Operating (loss) income                         (1,192)            805          13,028          10,882
                                                 -----------     -----------     -----------     -----------
  Interest expense, net                                 (213)          1,871            (642)          1,110
  Other income (expense), net                         (3,662)         (2,468)         46,316          (8,599)
                                                 -----------     -----------     -----------     -----------
      (Loss) income before income taxes               (5,067)            208          58,702           3,393
  Provision for (benefit from) income taxes           (1,429)           (435)          2,478          (1,373)
                                                 -----------     -----------     -----------     -----------
      (Loss) income before minority interest          (3,638)            643          56,224           4,766
  Minority interest in Panamco Brazil
    holding company                                     (116)              4              42              35
                                                 -----------     -----------     -----------     -----------
      Net (loss) income attributable
        to Panamco                               $    (3,522)    $       639     $    56,182     $     4,731
                                                 ===========     ===========     ===========     ===========

     Cash operating profit                       $     1,878     $     5,169     $    23,960     $    26,520
                                                 ===========     ===========     ===========     ===========


UNIT CASE SALES VOLUME
  GROWTH (DECLINE):

  Soft drinks                                           4.5%                           (5.1%)
  Water                                               (12.9%)                          (6.0%)
  Beer                                                (12.2%)                         (14.9%)
  Other products                                       71.1%                          243.7%
                                                 -----------                     -----------

    Total growth (decline)                              0.1%                           (6.9%)
                                                 ===========                     ===========

GENERAL

     The following discussion addresses the financial condition and results of operations of Panamerican Beverages, Inc. ("Panamco" or "we") and its consolidated subsidiaries. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 and the notes thereto included elsewhere herein. Results for any interim period are not necessarily indicative of results for any full year.

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

     Unit case means 192 ounces of finished beverage product (24 eight-ounce servings). Average sales prices per unit case means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period. Cash operating profit ("COP") means operating income plus depreciation and amortization and operating noncash facilities reorganization and other charges. Because COP could be calculated differently by other companies, the presentation herein may not be comparable to other similarly titled measures of other companies. COP is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with accounting principles generally accepted in the United States of America.


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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We have included in our Annual Report on Form 10-K for the year ended December 31, 2001 a discussion of our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for our adoption of EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)," and SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 2 of "Notes to Condensed Consolidated Financial Statements," we have not made any changes in any of these critical accounting policies during the first nine months of 2002, nor have we made any material changes in any of the critical accounting estimates underlying these accounting policies during the first nine months of 2002.


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We are currently assessing but have not yet determined the impact of SFAS No.145 on our financial position and results of operations and, as such, we are unable to disclose the impact that adopting this statement will have on our financial position and results of operations.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Net sales for the third quarter ended September 30, 2002 decreased 11.0% to $563.7 million from $633.3 million in the third quarter of 2001. Net sales was positively impacted by strong volume growth, of 4.5%, in NOLAD, but currency weakness in Mexico, Brazil and, particularly, Venezuela, negatively impacted net sales for the quarter.

     The following comparison of Panamco's third quarter 2002 and 2001 consolidated results of operations excludes the effect of facilities reorganization and other charges, during the third quarter of 2002, amounting to $82.7 million, net of the related tax benefit of $15.7 million. See Note 4 of "Notes to Condensed Consolidated Financial Statements" for further discussion on Panamco's facilities reorganization and other charges.

     Cost of sales as a percentage of net sales increased to 51.8% during the third quarter of 2002 from 48.9% in the 2001 period. This increase was mainly the result of an increase in the cost of raw materials and packaging throughout most operations, especially in Venezuela where the devaluation of the Venezuelan Bolivar resulted in more costly U.S. dollar-denominated raw materials purchases, as well as a continuous change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins on a percentage basis, when compared to returnables.

     Cost of goods sold was also affected in the third quarter of 2002 by the introduction, in the beginning of the year, of an excise tax in Mexico of 20% on fructose-based soft drinks and on carbonated water, which resulted in Panamco incurring additional costs resulting from the price differential between sugar and high fructose syrup, as we stopped using fructose, and the tax on sales of carbonated water. In March 2002, this tax was suspended until September 30, 2002, but reinstated by a decision of the Mexican Supreme Court in July 2002. Panamco has initiated legal proceedings to seek a refund of the amounts already paid during the first and fourth quarters.

     Gross profit as a percentage of net sales decreased to 48.2% during the third quarter of 2002 from 51.1% in the third quarter of 2001, mainly the result of a higher cost of raw materials and the aforementioned change in product mix.

     Panamco Venezuela incurred an operating loss of approximately $15.8 million during the third quarter of 2002, primarily due to a) Venezuela's macroeconomic, political and social environments, which continued to deteriorate with the currency devaluing approximately 90%, on an average, from a year ago and consumers continuing to lose purchasing power, b) Panamco's policy of matching our competitor's aggressive pricing, and 3) packaging materials and sugar, which are dollar denominated costs, which increased significantly against a base of local currency denominated revenues. Panamco Venezuela continues to strengthen its partnership with The Coca-Cola Company, jointly focusing on renewed advertising, retail execution, and channel marketplace investments. Continued macroeconomic weakness and further devaluation of the Venezuelan bolivar (in excess of the rate of inflation) are expected to continue for the remainder of 2002 into 2003.

     Operating expenses as a percentage of net sales increased slightly to 40.3% during the third quarter of 2002 from 39.0% in the 2001 period, due mainly to the impact of a larger decrease in net sales when compared to the decrease in operating expenses. For the three months ended September 30, 2002, operating expenses totalled $226.9 million compared to $247.3 million for the same period in 2001. The decrease in operating expenses is due in part to lower goodwill amortization totalling $6.6 million as a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets" as well as a 9.5% reduction in depreciation expense, primarily the result of lower property, plant and equipment balances.

     Operating income decreased 41.4% to $44.8 million during the third quarter of 2002 from $76.3 million in the 2001 period. Operating income during the quarter was negatively impacted by higher raw material costs, mainly as a result of currency devaluation, particularly in Mexico and Venezuela, a change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins, on a percentage basis, compared to returnables and the impact of currency devaluation in Venezuela on net sales. Cash operating profit decreased 32.0% to $91.6 million in 2002 from $134.6 million in the third quarter of 2001.

     Net interest expense decreased 5.2% to $19.1 million during the third quarter of 2002 from $20.2 million in the 2001 period, mainly resulting from the combination of a 16.7% reduction in gross interest expense to $20.2 million from $24.2 million a year ago, which was partially offset by a 74.0% reduction in interest income. The reduction in gross interest expense is the result of a $76.8 million reduction in gross debt on a year over year basis as well as a reduction of the interest rates applicable to certain of the Company's variable rate debt.

     Other expense, net increased to $12.9 million during the third quarter of 2002 from an expense of $3.5 million in the 2001 period, primarily the result of a $5.0 million unrealized loss on derivative instruments, and a $3.5 million charge related to an emergency national security tax, equal to 1.2% of liquid assets, instituted by the Colombian government during the third quarter.

     The consolidated effective income tax rate increased to 111.5% during the third quarter of 2002 from 39.4% in the 2001 period, resulting from losses generated in jurisdictions, primarily Venezuela, where existing net operating loss carryforwards preclude recognition of additional tax benefits.

     As a result of the foregoing, Panamco recorded a net loss of $2.0 million during the third quarter of 2002, or ($0.02) per basic and diluted share, and including facilities reorganization and other charges, a net loss of $84.7 million, or ($0.71) per basic and diluted share, compared to net income of $30.1 million, or $0.24 per basic and diluted share during the 2001 period.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Net sales for the nine months ended September 30, 2002 decreased 6.8% to $1,811.4 million from $1,944.3 million in the first nine months of 2001. Net sales was negatively impacted by consolidated volume decline of 1.3%, which was offset by strong volume growth of 5.9% in NOLAD. However, currency weakness in Brazil and, particularly, Venezuela, as well as declining industry volumes in Venezuela and Colombia negatively impacted net sales.

     The following comparison of Panamco's first nine months of 2002 and 2001 consolidated results of operations excludes the effect of facilities reorganization and other charges during the first nine months of 2002 amounting to $45.4 million, net of the related tax benefit of $18.3 million. See Note 4 of "Notes to Condensed Consolidated Financial Statements" for further discussion on Panamco's facilities reorganization and other charges.

     Cost of sales as a percentage of net sales increased to 50.2% during the first nine months of 2002 from 48.6% in the 2001 period. This increase was mainly the result of an increase in the cost of raw materials and packaging throughout most operations, especially in Venezuela where the devaluation of the Venezuelan bolivar resulted in more costly U.S. dollar-denominated raw materials purchases, as well as a continuous change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins on a percentage basis, compared to returnables.

     Cost of goods sold was also affected during the first nine months of 2002 by the introduction, in the beginning of the year, of an excise tax in Mexico of 20% on fructose-based soft drinks and on carbonated water, which resulted in Panamco incurring additional costs resulting from the price differential between sugar and high fructose syrup, as we stopped using fructose, and the tax on sales of carbonated water. In March 2002, this tax was suspended until September 30, 2002, but reinstated by a decision of the Mexican Supreme Court in July 2002. Panamco has initiated legal proceedings to seek a refund of the amounts already paid during the first and fourth quarters of 2002.

     Gross profit as a percentage of net sales decreased to 49.8% during the first nine months of 2002 from 51.4% in the 2001 period, mainly the result of a higher cost of raw materials and packaging and the change in product mix.

     During the first nine months of 2002, Venezuela's macroeconomic, political and social environments continued to deteriorate, with the currency devaluing approximately 94% for the nine months and consumers continuing to lose purchasing power. This, together with non-competitive pricing, resulted in an operating loss for Panamco Venezuela totalling $18.4 million. Moreover, both packaging materials and sugar are dollar denominated costs, which increased significantly against a base of local currency denominated revenues. Panamco Venezuela continues to strengthen its partnership with The Coca-Cola Company, jointly focusing on renewed advertising, retail execution, and channel marketplace investments. Continued macroeconomic weakness and further devaluation of the Venezuelan bolivar (in excess of the rate of inflation) are expected to continue for the remainder of 2002 into 2003.

     Operating expenses as a percentage of net sales decreased to 39.8% during the nine months ended September 30, 2002 from 40.1% in the 2001 period, mainly due to the impact of the decrease in net sales offset by decreases in operating expenses. For the nine months ended September 30, 2002, operating expenses totalled $720.3 million compared to $779.6 million for the comparable 2001 period. The decrease in operating expenses is due in part to lower goodwill amortization, totalling $19.9 million, as a result of adopting SFAS No. 142,

"Goodwill and Other Intangible Assets" as well as a 13.2% reduction in depreciation expense, primarily the result of lower property, plant and equipment balances.

     Operating income decreased 17.8% to $181.3 million during the first nine months of 2002 from $220.5 million in the 2001 period. Operating income during the first nine months of 2002 was negatively impacted by higher raw material costs, mainly as a result of currency devaluation, particularly in Mexico and Venezuela, and a change in product mix towards more one-way presentations for Panamco as a whole, which yield lower profit margins on a percentage basis, compared to returnables. Cash operating profit decreased 20.0% to $321.2 million in 2002 from $401.6 million in the 2001 period.

     Net interest expense decreased 10.9% to $60.1 million during the first nine months of 2002 from $67.5 million in the 2001 period, mainly resulting from the combination of a 23.6% reduction in gross interest expense to $65.2 million from $85.3 million a year ago, which was partially offset by a 71.7% reduction in interest income. The reduction in gross interest expense is the result of a $76.8 million reduction in gross debt on a year over year basis as well as a reduction of the interest rate applicable to certain of the Company's variable rate debt.

     Other expense decreased to $5.8 million during the first nine months of 2002 from an expense of $7.5 million in the 2001 period, primarily the result of a $16.7 million increase in foreign exchange gains mainly in Brazil, and a decrease in contingency provisions of $2.0 million, offset by a $8.0 million unrealized loss related to derivative instruments, a $5.3 million decline in gains from property, plant and equipment sales primarily related to sales of land in Venezuela during 2001, and $3.5 million related to an emergency national security tax, equal to 1.2% of liquid assets, instituted by the Colombian government during the third quarter.

     The consolidated effective income tax rate increased to 44.4% during the first nine months of 2002 from 33.8% in the 2001 period, primarily the result of a higher proportion of earnings being generated in countries where net operating losses carried forward are not available.

     As a result of the foregoing, Panamco recorded net income of $61.1 million during the first nine months of 2002, or $0.51 per basic and $0.50 per diluted share, and including facilities reorganization and other charges, net income of $15.7 million or $0.13 per basic and diluted share, compared to net income of $91.7 million, or $0.72 per basic and diluted share during the 2001 period.


FACILITIES REORGANIZATION AND OTHER CHARGES

     During 2000, we implemented company-wide reorganization programs designed to improve productivity and strengthen our competitive position in the beverage industry. As of June 30, 2002, approximately 7,700 employees were terminated by Panamco relating to the reorganization programs implemented during 2000. As of June 30, 2002, the reorganization programs have been completed and all remaining balances related to accrued facilities reorganization costs totalling $4.2 million, which includes $1.1 million in cash items and $3.1 million in noncash items were reversed into operating income and reflected as Facilities reorganization and other charges in Panamco's condensed consolidated statements of operations.

     During the first quarter of 2002, we recorded a gain on the sale of our 12.1% equity stake in Cervejarias Kaiser, S.A. ("Kaiser") as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds which includes an interest of $18.2 million in Molson stock recorded as an investment (the Molson stock received by Kaiser cannot be sold for a period of two years). This sale resulted in a gain of $48.6 million, which is included as part of Other income (expense), net, in Panamco's condensed consolidated statements of operations. Panamco will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

     During the third quarter of 2002, we recorded $98.4 million of facilities reorganization and other charges ($82.7 million, net of tax benefits) resulting primarily from the deterioration of macroeconomic conditions in some of the countries, primarily in Venezuela, in which Panamco operates. These charges consist of $14.4 million of severance charges throughout our operations, $69.1 million of asset write-offs and impairment charges primarily in our Venezuelan operations and $14.9 million related to obsolete machinery and discontinued product components. As of September 30, 2002, approximately 1,200 of the 2,100 employees have been terminated by Panamco resulting in severance payments totalling $16.9 million.

     The following table shows a summary of facilities reorganization and other charges recorded in the condensed consolidated financial statements for the following periods:

                                                                                           2002
                                                             -----------------------------------------------------------------
                                                                                    THIRD         SECOND           FIRST
                                                                TOTAL              QUARTER        QUARTER         QUARTER
                                                             ------------       ------------    --------------   -------------
          Cost of sales                                      $      3,221 a)    $      3,221    $            -   $           -
          Selling, general and administrative                       2,476 b)           2,476                 -               -
          Facilities reorganization and other charges              20,562 c)          14,384               399           5,779
                                                             ------------       ------------    --------------   -------------
              Total cash charges                                   26,259             20,081               399           5,779
          Facilities reorganization and other
             charges (benefits)                                    16,908 d)          18,031            (3,146)          2,023
          Depreciation and amortization                            51,097 e)          51,097                 -               -
                                                             ------------       ------------    --------------   -------------
               Total noncash charges (benefits)                    68,005             69,128            (3,146)          2,023
          Total operating charges (benefits)                       94,264             89,209            (2,747)          7,802
                                                             ------------       ------------    --------------   -------------
          Included in Other income (expense), net:
               Nonoperating charges (benefits)                    (30,635)f)           9,209                 -         (39,844)
                                                             ------------       ------------    --------------   -------------
          Gross charges (benefits), net                            63,629             98,418            (2,747)        (32,042)
          Tax provision (benefit)                                 (18,250)           (15,704)            1,122          (3,668)
                                                             ------------       ------------    --------------   -------------
          Net charges (benefits), net                        $     45,379       $     82,714    $       (1,625)  $     (35,710)
                                                             ============       ============    ==============   =============


          a) Cost of sales charges relate to the write-off of raw materials inventory totalling $0.6 million and obsolete spare parts for production machinery totalling $2.6 million.

          b) Selling, general and administrative charges relate to the write-off of obsolete promotional materials totalling $0.3 million, obsolete spare parts totalling $1.0 million and miscellaneous administrative expenses totalling $1.2 million.

          c) The cash facilities reorganization and other charges relate to severance charges for the termination of approximately 2,100 employees in Mexico, Venezuela and Colombia totalling $25.0 million, offset by excise tax benefits obtained in Brazil totalling $3.4 million, and the reversal into income of accrued facilities reorganization costs related to cash items totalling $1.1 million.

          d) The noncash facilities reorganization and other charges (benefits) relate to plant closings and related disposal of property, plant and equipment in Venezuela and Mexico totalling $7.9 million and $4.1 million, respectively, the loss on sale of unproductive assets in Venezuela totalling $8.0 million, offset by the reversal into income of accrued facilities reorganization costs related to noncash items totalling $3.1 million.

          e) Depreciation and amortization charges relate to the write-off of obsolete property, plant and equipment in Mexico, Venezuela and Colombia totalling $43.8 million, of which approximately 83% occurred in Venezuela, 11% in Mexico and 6% in Colombia and the write-off of bottles and cases in Mexico, Venezuela and Colombia totalling $7.3 million, of which approximately 76% occurred in Venezuela, 18% in Mexico and 6% in Colombia.

          f) The nonoperating charges (benefits) relate to the gain totalling $48.6 million on the sale of Kaiser, offset by the loss on disposal of nonoperating property, plant and equipment, mostly in Venezuela, totalling $4.4 million, the sale, at a loss totalling $3.0 million, of the corporate airplane to a related party, the loss on disposal of investments, mostly in Colombia, totalling $1.4 million, a provision for labor contingencies totalling $0.9 million, and the payment of excise taxes totalling $5.8 million on soft drink inventories containing high fructose corn syrup in Mexico during the first quarter and the accrual of $2.5 million in the third quarter. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated, but subsequently reinstated effective July 15, 2002. Panamco has initiated legal proceedings to seek a refund of the amounts already paid during the first and fourth quarters of 2002.

     As a result of the above, Panamco's income for the nine months ended September 30, 2002 was impacted by the facilities reorganization and other charges totalling $45.4 million, net of the related tax benefit of $18.3 million.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $78.3 million during the first nine months of 2002 from net cash transactions. Our primary sources of cash for the first nine months of 2002 were proceeds from sale of investments (sale of Kaiser) totalling $49.1 million, proceeds from bank loans totalling $70.5 million and proceeds from the sale of property, plant and equipment totalling $13.1 million. Our primary uses of cash for the first nine months of 2002 were the payment of bank loans and other long-term obligations totalling $96.1 million, capital expenditures totalling $82.3 million, which includes the termination of operating leases throughout the Company's operations totalling $22.0 million, share repurchases totalling $34.7 million, net of issuance of shares related to employee options exercised totalling $2.0 million, purchase of bottles and cases totalling $27.9 million and payment of shareholder dividends totalling $22.0 million. Cash flow provided by operating activities was $71.6 million for the first nine months of 2002 compared to $240.9 million in the same period a year ago, mainly due to a negative working capital of $375.0 million as of September 30, 2002, a 122.1% increase compared to a negative working capital of $168.9 million as of December 31, 2001. This increase is primarily the result of a $223.6 increase in current portion of long-term obligations due to a reclassification from long-term obligations to current portion, offset by a decrease in bank loans totalling $10.1 million. A working capital deficiency is not unusual for us and does not indicate a lack of liquidity. We continue to maintain adequate current assets to satisfy current liabilities when they are due and have sufficient liquidity and financial resources to manage our day-to-day cash needs.

     Total consolidated indebtedness decreased to $912.9 million at September 30, 2002, from $970.2 million at the end of 2001, consisting of $590.8 million at the holding company level and $322.1 million of subsidiary indebtedness. Of the total debt, 64.5% is long-term. Our U.S. dollar-denominated debt increased to 74.3% at September 30, 2002 from 67.5% at the end of 2001.

     There has been no significant change in our contractual obligations during the nine months ended September 30, 2002, other than the termination of operating leases throughout Panamco's operations totalling $22.0 million and the debt incurred in relation to the Panama acquisition totalling $60.0 million (see Note 11 of "Notes to condensed consolidated financial statements"). For a discussion of our contractual obligations, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", contained in our Form 10-K for the year ended December 31, 2001.

     We have authorized a total of $40.0 million for repurchases under Panamco's 2002 Share Repurchase Program. During the third quarter of 2002, we repurchased 1,111,300 shares for a total amount of $13.8 million (including commissions) under Panamco's 2002 Share Repurchase Program with the total amount of shares repurchased under the 2002 Share Repurchase Program totalling 2,468,600 for a total amount of $36.8 million (including commissions).

     During the first nine months of 2002, Panamco recorded a gain on the sale of its 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds, which include an interest of $18.2 million in Molson stock recorded as an investment. We will continue to distribute Kaiser products in our franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

     Loans totalling $1.2 million to our former Chairman and Chief Executive Officer became due upon his termination in September 2002. Such loans were repaid in full in September 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no significant change in our exposure to market risk during the three months ended September 30, 2002. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 10-K for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

     Panamco's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for Panamco. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Panamco's disclosure controls and procedures are effective to ensure that information required to be disclosed about Panamco in this report is accumulated and communicated to Panamco's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers also have indicated that there were no significant changes in Panamco's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Legal Proceedings information is addressed in Item 3 of our Form 10-K for the year ended December 31, 2001. With respect to the Alien Tort Claims Act litigation in Colombia, the pending ruling on our motion to dismiss is not expected until 2003. There has been no other material change to that information required to be disclosed in this Quarterly Report on Form 10-Q.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

     Effective October 7, 2002, Annette Franqui was appointed Chief Financial Officer of the Company to succeed Mario Gonzalez Padilla who left Panamco to pursue other interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    List of Exhibits:
         ----------------

         99.1 -- Certificate of the Chief Executive Officer and
         President of Panamerican Beverages, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 -- Certificate of the Chief Financial Officer of Panamerican Beverages, Inc. pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

  (b)    Reports on Forms 8-K:
         ---------------------

         During the third quarter of 2002, the Company filed reports on Form 8-K dated August 14, 2002 with respect to "Item 9. Regulation FD Disclosure," and August 30, 2002 with respect to "Item 5. Other Events."

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         November 7, 2002                 PANAMERICAN BEVERAGES, INC.
                                          (REGISTRANT)


                                          By: /s/  Annette Franqui
                                              ----------------------------------
                                              Annette Franqui
                                              Vice President, Chief Financial
                                              Officer and Treasurer
                                              (On behalf of the Registrant
                                              and as Chief Accounting Officer)

                                CERTIFICATIONS


I, Craig Jung, certify that:


          1. I have reviewed this quarterly report on Form 10-Q of Panamerican Beverages, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 7, 2002

                                                           /s/ Craig Jung
                                                           --------------
                                                             Craig Jung
                                                         Chief Executive Officer

I, Annette Franqui, certify that:


          1. I have reviewed this quarterly report on Form 10-Q of Panamerican Beverages, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 7, 2002

                                                        /s/ Annette Franqui
                                                        -------------------
                                                          Annette Franqui
                                                       Chief Financial Officer