Form 10-K
period 2002-12-31
PANAMERICAN BEVERAGES INC
filed 2003-03-28
CIK 911360

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS:                         ON WHICH REGISTERED:
             --------------------                         --------------------
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

Indicate by check mark whether the registrant is an accelerated filer.
Yes X No __


The aggregate market value of the voting and non-voting stock common stock held by non-affiliates of the registrant was $1,152,366,781 (computed by reference to the closing price as of June 30, 2002).

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of March 24, 2003 were:

          Class A Common Stock:                                    112,793,056
          Class B Common Stock:                                      8,659,802
          Class C Preferred Stock:                                           2

The number of shares outstanding of Class A Stock includes 466,667 restricted shares that are not vested and remain subject to forfeiture.

                               TABLE OF CONTENTS



                                    PART I
Item 1.   Business
           Overview........................................................   1
           Proposed Merger Transaction.....................................   1
           Corporate Structure.............................................   2
           Financial Information on Industry Segments and Geographic Areas.   4
           Our Franchise Territories.......................................   4
           Beverages and Packaging.........................................   5
           Sales, Distribution and Marketing...............................   7
           Raw Materials and Supplies......................................   8
           Production......................................................  10
           Competition.....................................................  10
           Employees.......................................................  11
           Franchise Arrangements..........................................  12
           Government Regulation...........................................  12
           Political, Economic and Social Conditions in Latin America......  13
           Currency Devaluations and Fluctuations..........................  15
           Seasonality.....................................................  15
           Additional Information..........................................  15
Item 2.   Properties.......................................................  16
Item 3.   Legal Proceedings................................................  16
Item 4.   Submission of Matters to a Vote of Security Holders..............  18

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................  18
Item 6.   Selected Financial Data..........................................  24
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......  40
Item 8.   Financial Statements and Supplementary Data......................  41
Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................  41

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant...............  42
Item 11.  Executive Compensation...........................................  45
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  54
Item 13.  Certain Relationships and Related Transactions...................  58
Item 14.  Controls and Procedures..........................................  59

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  60

Signature Pages and Certificates of Chief Executive Officer and Chief
Financial Officer..........................................................  67

PART I

ITEM 1.  BUSINESS

OVERVIEW

          Panamerican Beverages, Inc. ("Panamco" or the "Company" or "we") is the largest soft drink bottler in Latin America and the third largest bottler of the soft drink products of The Coca-Cola Company ("The Coca-Cola Company" or "Coca-Cola"). In 2002, our sales accounted for approximately 5% of the worldwide unit case volume reported by Coca-Cola. Our 2002 sales represented approximately 20% of the Latin American unit case volume reported by Coca-Cola. Sales of products of Coca-Cola accounted for approximately 89% of our net sales in 2002.

          We have a 62-year bottling relationship with Coca-Cola. In 1995, Coca-Cola designated Panamco an "anchor bottler," making us one of their strategic partners in Coca-Cola's worldwide bottling system. Coca-Cola has been a stockholder of our Company since 1993 and beneficially owns approximately 25% of our common stock. Coca-Cola has two representatives on our Board of Directors.

          We operate in diverse markets in Latin America. We operate in Mexico (a substantial part of central Mexico, excluding Mexico City), Guatemala (Guatemala City and surrounding areas), Nicaragua (all of the country), Costa Rica (all of the country), recently acquired Panama1 (all of the country), Colombia (most of the country), Venezuela (all of the country) and Brazil (greater Sao Paulo, Campinas, Santos and part of Mato Grosso do Sul).

          The territories in which the Company operates have an aggregate population of approximately 128 million people, or about 25-26% of the total population of Latin America. Within these territories, we have the exclusive right to produce and distribute substantially all of Coca-Cola's soft drink products and certain non-carbonated beverages. We also produce and distribute a variety of flavored soft drinks and bottled water products under licensed and proprietary trademarks in certain parts of our territories. In our Brazilian franchise we distribute Kaiser, Bavaria and Heineken beers. We also distribute Regional malt in Venezuela.

          Our business began in 1941, when Albert H. Staton, Sr. and a group of investors acquired a core of the franchised bottling operations of Coca-Cola in Mexico. We were incorporated in Panama in 1945 as successor to a Mexican company through which the business was initially conducted. In 1944 and 1945, we expanded our operations to Colombia and Brazil, respectively. In 1950, we acquired Coca-Cola's bottling franchise for the Sao Paulo territory. Since then, our operating units have acquired additional bottling franchises within their respective countries. We entered the Costa Rican market in 1995, both the Venezuelan market and the Nicaraguan market in 1997, the Guatemalan market in 1998, and the Panamanian market in 2002.

PROPOSED MERGER TRANSACTION

          On December 22, 2002, we entered into a merger agreement with Coca-Cola Femsa S.A. de C.V. ("Coca-Cola FEMSA"), pursuant to which Coca-Cola FEMSA will acquire Panamco in a transaction valued at approximately $3.6 billion, including the assumption of $880 million in estimated net debt (used in this report to mean long-term obligations, including current portion and bank loans, minus cash and equivalents). Under the terms of the transaction, holders of our Class A common stock, excluding The Coca-Cola Company, will receive $22 per share in cash and holders of our Class B common stock, excluding Coca-Cola, will receive $38 per share in cash. Panamco Class A shares trade on the New York Stock Exchange and do not have any voting rights. Panamco Class B shares have full voting rights but do not trade on any exchange. The Coca-Cola Company will receive approximately 304 million unlisted Coca-Cola FEMSA Series D shares.

There can be no assurance that the proposed merger transaction with Coca-Cola FEMSA will be completed, and consummation of the merger is subject to several significant conditions. Assuming satisfaction of such conditions, the merger is expected to close during the second quarter of 2003. Upon completion of the merger transaction, Panamco will become a wholly-owned subsidiary of Coca-Cola FEMSA and our shares of Class A common stock will be delisted from trading on the New York Stock Exchange. Additional information regarding the proposed





--------------------------
1 Except where indicated consolidated numbers exclude operating results from Coca-Cola de Panama throughout this report.

transaction can be found in the preliminary proxy statement that we filed with the Securities and Exchange Commission on January 30, 2003. See also "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

CORPORATE STRUCTURE

HOLDING COMPANY STRUCTURE

          We are a holding company and conduct our operations through tiers of subsidiaries. The following chart summarizes our corporate structure and ownership interest in our country level holding companies and describes their interests in their bottling subsidiaries as of December 31, 2002:




                                                            -----------------
                                                           |    PANAMCO      |
                                                            -----------------
                                                                    |
               -------------------------------------------------------------------------------------------------------------
              |              |               |               |               |              |                |              |
        -------------   ------------   ------------    ------------     ----------    ------------      -----------    -----------
       |    98.1%    | |    100%    | |   69.4%**  |  |   50.1%*   |   |  53.0%   |  |    97.6%    |   |   100%    |  |   98.8%   |
       |             | |            | |            |  |            |   |    CA    |  |             |   |           |  |           |
       |   Panamco   | |   Panamco  | |   Panamco  |  |   Panamco  |   |Beverages,|  |   Panamco   |   |  Panamco  |  |  Panamco  |
       |    Mexico   | |  Guatemala | |  Nicaragua |  | Costa Rica |   |   Inc.   |  |  Colombia   |   | Venezuela |  |   Brazil  |
        -------------   ------------   ------------    ------------     ----------    -------------     -----------    -----------
              |              |               |               |               |              |                |              |
        -------------   ------------   ------------    ------------     ----------    -------------     -----------    -----------
       |   Panamco   | |   Panamco  | |   Panamco  |  |   Panamco  |   |    CA    |  |   Panamco   |   |  Panamco  |  |  Panamco  |
       | Mexico owns | |  Guatemala | |  Nicaragua |  | Costa Rica |   |Beverages,|  |  Colombia   |   | Venezuela |  |Brazil owns|
       | between 86% | |owns 100% of| |owns 100% of|  |owns 100% of|   |Inc. owns |  | owns 65% of |   | owns 100% |  |100% of its|
       |  and 99% of | |its bottling| |its bottling|  |its bottling|   | 95.7% of |  |one and 100% |   |  of its   |  |  bottling |
       | its bottling| | subsidiary.| | subsidiary.|  | subsidiary.|   |Coca-Cola |  | of four of  |   | bottling  |  |Subsidiary.|
       |subsidiaries.| |            | |            |  |            |   |de Panama.|  |its bottling |   |subsidiary.|  |           |
       |             | |            | |            |  |            |   |          |  |subsidiaries.|   |           |  |           |
        -------------   ------------   ------------    ------------     ----------    ------------      -----------    -----------

  * Panamco Mexico owns 49.9% of Panamco Costa Rica.
** Panamco Costa Rica owns 30.6% of Panamco Nicaragua.

SUBSIDIARY OPERATIONS

          NORTH LATIN AMERICAN DIVISION

          Our North Latin American Division ("NOLAD") is comprised of our operations in Mexico, Guatemala, Nicaragua, Costa Rica and recently acquired Panama.

          Mexico. We own approximately 98.1% of the capital stock of Panamco Mexico, S.A. de C.V. ("Panamco Mexico"), a Mexican corporation that in turn owns interests ranging from 86% to 99% in five bottling subsidiaries that own and operate eight bottling plants (including two water bottling plants) in Mexico. Panamco Mexico also owns majority and minority interests in companies that produce materials and equipment used in the production and distribution of soft drinks. Panamco Mexico and its consolidated subsidiaries are collectively referred to herein as "Panamco Mexico."

          Guatemala. In March 1998, we acquired all the capital of Embotelladora Central, S.A. ("Panamco Guatemala"). Panamco Guatemala produces, distributes and sells Coca-Cola's products, and other soft drink products in about half of the country, including Guatemala City. Nicaragua. We own all the capital stock (69.4% directly and 30.6% indirectly through Panamco Costa Rica) of Panamco de Nicaragua, S.A. ("Panamco Nicaragua"). Panamco Nicaragua produces, distributes and sells Coca-

Cola's products, and to a lesser extent other non-carbonated beverages, throughout Nicaragua. We acquired Panamco Nicaragua in 1997.

          Costa Rica. We own all the capital stock (50.1% directly and 49.9% indirectly through Panamco Mexico) of Panamco Costa Rica. Panamco Costa Rica produces, distributes and sells Coca-Cola's products and other soft drink products throughout Costa Rica. Today Panamco Costa Rica owns and operates one bottling plant and a plastics business. We acquired these operations in 1995 and achieved 100% of coverage of the country in 1996, when we acquired a smaller bottler that operated in the east side of the country.

          Panama. In October 2002, we acquired slightly more than 50.0% of Coca-Cola de Panama through our 53% ownership in CA Beverages, Inc. (a joint-venture formed by Panamco, Heineken and Florida Ice and Farm and Company "FIFCO"). In late December, we successfully concluded the tender offer for shares of Coca-Cola de Panama through our ownership in CA Beverages Inc., with an acceptance rate of approximately 95%. It is expected that, during the first quarter of 2003, CA Beverages, Inc. will sell its shares in Coca-Cola de Panama to Panamco, allowing for consolidation of this entity into Panamco's results. For more information on this transaction refer to "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Segments."

          COLOMBIA

          We own approximately 97.6% of the capital stock of Panamco Colombia, S.A. ("Panamco Colombia"), a Colombian corporation that owns interests ranging from 65% to 100% in subsidiaries that own and operate 16 bottling plants (including one mineral water bottling plant) and own majority and minority interests in corporations that produce materials and equipment used in the production and distribution of soft drinks such as Friomix del Cauca, a cold drink equipment manufacturing company. Panamco Colombia and its consolidated subsidiaries are collectively referred to herein as "Panamco Colombia."

          VENEZUELA

          In May 1997, we acquired all the capital stock of Embotelladora Coca-Cola y Hit de Venezuela S.A. ("Panamco Venezuela") (the "Venezuela Acquisition"). Panamco Venezuela produces, distributes and sells products of Coca-Cola throughout Venezuela. Panamco Venezuela owns and operates 9 bottling plants (including one water bottling plant). Panamco Venezuela and its consolidated subsidiaries are collectively referred to herein as "Panamco Venezuela."

          BRAZIL

          We indirectly own approximately 98.8% of the capital stock of Refrescos do Brazil S.A. ("Panamco Brazil"), a Brazilian holding company that through subsidiaries owns a bottling subsidiary that, in turn, owns and operates four bottling plants including one water bottling plant and our state-of-the-art facility in Jundiai. We operate in Sao Paulo, Campinas and Santos, as well as in the western central part of the country in the state of Matto Grosso do Sul. In September 1998, we acquired all the capital stock of the Brazilian bottler, Refrigerantes do Oeste S.A. ("R.O.S.A."). R.O.S.A. produces, distributes and sells Coca-Cola's products in the western central part of Brazil in the state of Matto Grosso do Sul. Panamco Brazil and its consolidated subsidiaries are collectively referred to herein as "Panamco Brazil." Prior to March 2002, Panamco Brazil held a 12.1% interest in Cervejarias Kaiser, S.A. ("Kaiser"). In March 2002, we sold our interest in Kaiser as part of a larger transaction in which Molson, Inc. acquired Kaiser, and entered into a partnership with Heineken. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

          As a holding company, our ability to pay operating expenses, debt service obligations and dividends primarily depends upon receipt of sufficient funds from our majority-owned subsidiaries, which are in turn dependent upon receipt of funds from their majority-owned subsidiaries. See "Item 5. -- Market for Registrant's Common Equity and Related Stockholder Matters -- Exchange Controls and Other Limitations Affecting Security Holders" for a discussion of limitations imposed by exchange control laws on the payment of dividends. Dividends paid to us and other foreign shareholders by the subsidiaries are subject to investment registration requirements and withholding taxes. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The payment of dividends by our subsidiaries is also subject, in certain instances, to statutory restrictions or restrictive covenants in debt instruments and is contingent upon the earnings and cash flow of, and permitted borrowings by, such subsidiaries. The minority shareholders of our subsidiaries receive a pro-rata portion of all dividends paid by those subsidiaries.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

          As a soft drink bottler operating in diverse markets in Latin America, our operations are organized based on geographic location. We report segment information for five geographic areas: NOLAD, Colombia, Venezuela, Brazil and the corporate operations in the United States. Financial information by segment, including revenues and long-lived assets, is provided in Note 22 of the "Notes to Consolidated Financial Statements" included elsewhere in this report. No revenues have been derived from our country of domicile, Panama, prior to 2002 and our acquisition of Coca-Cola de Panama.

OUR FRANCHISE TERRITORIES

          We have exclusive rights under our bottling agreements with Coca-Cola to bottle and distribute soft drinks and water in all of the territories in which we operate. We market all our other soft drink, bottled water, beer products and other beverages only within our franchise territories. The countries where we operate and our franchise territories are shown below:



[MAP OMITTED]

BEVERAGES AND PACKAGING

OUR PRODUCTS

          We produce or distribute colas, flavored soft drinks, non-carbonated drinks, bottled drinking water and beer. We produce and distribute Coca-Cola products, a few products licensed from other third parties and our own proprietary brands. In 2002, approximately 74% of our unit case volume came from products we sold of Coca-Cola and 26% of our unit case volume were products of Panamco or other companies. In terms of net sales, Coca-Cola products accounted for approximately 89% of our 2002 net sales (64% black colas and 25% other Coca-Cola products), with the remainder of our net sales accounted for by water (8%), beer (2%), and other non Coca-Cola products (1%).

          In 2002, Panamco complemented its portfolio with new non-carbonated products. Our focus on new products has had the effect of broadening the product portfolio to better meet the needs of more sophisticated consumers with an increasing variety of tastes. Specifically, we launched several new products during 2002. Panamco also introduced new presentations and innovative multi-serve packaging, as described in "Packaging and Presentations."

          We produce and distribute flavored soft drinks under our own proprietary trademarks, including "Super 12" in Costa Rica, "Kist" in Panama and "Club K", "Club Soda" and "Premio" in Colombia. We produce and distribute bottled waters under our own proprietary trademarks including "Risco" in Mexico, "Shangri-la" in Guatemala, "Alpina" in Costa Rica and Nicaragua, "Manantial", "Premio", "Soda Clausen", Club K and "Santa Clara" in Colombia and "Crystal" in Brazil. During 2002, Panamco reached an agreement with The Coca-Cola Company to convert its proprietary water brand Risco in Mexico to Coca-Cola's brand Ciel. Risco is currently being licensed to The Coca-Cola Company. It is expected that the conversion to Ciel, which started the last week of January 2003, will be gradual.

          We distribute two types of bottled water products: purified water and mineral water. Purified water is prepared in a similar manner to the water used in the soft drink manufacturing process. Mineral water is obtained from springs and wells.

          In Brazil, we distribute five beer brands including Bavaria, Kaiser and Heineken beers. In Venezuela we distribute Regional malt.

          The beverage products we produce or distribute and that accounted for nearly all of our sales in the period ending December 31, 2002 are listed below:

  -------------------------------------------------------------------------------------------------------------------------------
|     PANAMCO    |    PANAMCO    |    PANAMCO    |    PANAMCO    | COCA-COLA DE |    PANAMCO     |    PANAMCO     |    PANAMCO    |
|     MEXICO     |   GUATEMALA   |   NICARAGUA   |  COSTA RICA   |    PANAMA    |   COLOMBIA     |   VENEZUELA    |    BRAZIL     |
| ---------------|---------------|---------------|---------------|--------------|----------------|----------------|---------------|
| COCA-COLA SOFT |COCA-COLA SOFT |COCA-COLA SOFT |COCA-COLA SOFT |COCA-COLA     |COCA-COLA SOFT  |COCA-COLA SOFT  |COCA-COLA SOFT |
| DRINK PRODUCTS:|DRINK PRODUCTS:|DRINK PRODUCTS:|DRINK PRODUCTS:|SOFT DRINK    |DRINK PRODUCTS: |DRINK PRODUCTS: |DRINK PRODUCTS:|
| Coca-Cola      |Coca-Cola      |Coca-Cola      |Coca-Cola      |PRODUCTS:     |Coca-Cola       |Coca-Cola       |Coca-Cola      |
| Coca-Cola Light|Coca-Cola Light|Coca-Cola Light|Coca-Cola Light|Coca-Cola     |Coca-Cola Light |Coca-Cola Light |Coca-Cola Light|
| Sprite         |Fanta          |Sprite         |Sprite         |Coca-Cola     |Sprite          |Hit Naranja     |Sprite         |
| Sprite Light   |Sprite         |Fanta          |Fanta          |Light         |Fanta           |Hit Pina        |Diet Sprite    |
| Fanta Orange   |Lift           |Fresca         |Fresca         |Sprite        |Quatro          |Hit Uva         |Fanta          |
| Fanta          |               |               |Canada Dry     |Fanta         |Lift            |Hit Manzana     |Diet Fanta     |
| Strawberry     |BOTTLED WATER: |BOTTLED WATER: |   Ginger Ale  |Fresca        |                |Hit Kola        |Simba          |
| Fresca         |Shangri-la*    |Kinley Soda    |               |              |OTHER SOFT      |Hit Mandarina   |Tai            |
| Lift           |               |Canada Dry     |OTHER SOFT     |BOTTLED WATER:|DRINKS:         |Hit Parchita    |Diet Tai       |
| Delaware Punch |OTHER PRODUCTS:|   Club Soda   |DRINKS:        |Pure Mountain*|Roman**         |Grapette Uva    |Kuat           |
| Senzao         |Hi-C           |Alpina*        |Super 12*      |              |Premio*         |Grapette Kola   |Kuat Light     |
| Beat           |Powerade       |               |               |OTHER         |Club Soda*      |Grapette        |Schweppes      |
|                |               |OTHER PRODUCTS:|BOTTLED WATER: |PRODUCTS:     |                |Naranja         |   Tonic Water |
| BOTTLED WATER: |               |Hi-C           |Canada Dry     |Kist*         |BOTTLED WATER:  |Grapette Pina   |Kinley Club    |
| Risco-Ciel***  |               |Kapo           |   Club Soda   |Juizz*        |Manantial*      |Quatro          |   Soda        |
|                |               |Powerade       |Canada Dry     |Polar *       |Club K*         |Frescolita      |Fanta Uva      |
| OTHER PRODUCTS:|               |Sunfil         |   Quinada     |Super Malta **|Soda Clausen*   |Chinotto        |               |
| Keloco*        |               |               |Alpina*        |              |Santa Clara*    |Chinotto Light  |BOTTLED WATER: |
| Quatro         |               |               |               |              |                |Aguakina        |Crystal*       |
| Powerade       |               |               |OTHER PRODUCTS:|              |OTHER PRODUCTS: |   Schweppes    |               |
| Nestea**       |               |               |Powerade       |              |Powerade        |Senzao          |BEER:          |
| Disney         |               |               |Sunfil         |              |                |Soda            |Kaiser**       |
| Kin Light      |               |               |Nestea**       |              |                |   Schweppes    |Kaiser Light** |
|                |               |               |Fruitopia      |              |                |                |Kaiser Bock**  |
|                |               |               |               |              |                |BOTTLED WATER:  |Kaiser Gold**  |
|                |               |               |               |              |                |Nevada          |Kaiser Summer  |
|                |               |               |               |              |                |                |   Draft**     |
|                |               |               |               |              |                |BEER:           |Heineken**     |
|                |               |               |               |              |                |Regional**      |Bavaria**      |
|                |               |               |               |              |                |                |Xingu**        |
|                |               |               |               |              |                |OTHER PRODUCTS: |Santa Cerva**  |
|                |               |               |               |              |                |Malta           |               |
|                |               |               |               |              |                |   Regional**   |OTHER PRODUCTS:|
|                |               |               |               |              |                |Nestea**        |Kapo           |
|                |               |               |               |              |                |Sonfil          |Nestea         |
|                |               |               |               |              |                |Powerade        |Flash Power    |
|                |               |               |               |              |                |                |               |
 -------------------------------------------------------------------------------------------------------------------------------

Unless otherwise indicated, products are proprietary to Coca-Cola. Products in italics are new introductions.
  * Proprietary to Panamco.
 ** Products licensed from third parties.
*** Panamco reached an agreement to convert its water brand Risco to The Coca-Cola Company's brand Ciel.

PACKAGING AND PRESENTATIONS

          A majority of our sales are made in glass or plastic bottles. Our beverages are available in returnable presentations in different package types including returnable PET bottles and glass bottles. Our non-returnable presentations, which are sometimes referred to as "NR" or "one-way", include cans, NR glass, plastic bottles and plastic bags. During 2002, new packages were introduced as follows: 1.5 returnable PET in Guatemala, 1.5 NR PET in Mexico and Colombia, 1.65 NR PET in Colombia and 600 ml NR in Venezuela. Panamco also introduced innovative multi-packages such as six-pack of 20 oz PET bottles and six/twelve/fifteen pack of cans.

SALES, DISTRIBUTION AND MARKETING

SALES

          By selling our beverage products directly to over one million points of sale, we believe we have one of the largest consumer goods distribution operations in Latin America. By country, our points of sales are located approximately 20% in Mexico, 5% in Guatemala, 4% in Nicaragua, 3% in Costa Rica, 2% in Panama, 36% in Colombia, 20% in Venezuela and 10% in Brazil. This network serves traditional small stores (including small grocery stores, "Mom and Pop" stores, kiosks and roadside stands), supermarkets, restaurants, bars, schools, offices, businesses and distributors. The mix of sales to these particular types of outlets varies by country and is a function of the economics, demographics and other characteristics of each franchise area. The large grocery format, which typically accounts for close to 1% of the outlets serviced in each country, represents less than 8% of our volume in most of the countries, except in Brazil where it represents approximately 45%. Although this is the fastest growing channel, it still represents a low percentage of our total consolidated volume.

          We generally sell our beverage products for either on-premise or off-premise consumption. A majority of the products we sell are sold for off-premise consumption. Products we sell for on-premise consumption are generally consumed in traditional small stores, restaurants, bars, fast food outlets, entertainment venues and other similar locations.

          While consumers typically prefer soft drinks served cold for on-premise consumption, in certain cases, particularly in Mexico, consumers also purchase cold soft drinks for off-premise consumption. For years, in each of our franchise territories we have had programs to place new beverage coolers, post-mix dispensers and vending machines at points of sale for our products to make chilled products available to the consumer. At the end of 2002, cold equipment penetration per 10,000 inhabitants was approximately 79 in Mexico, 54 in Guatemala, 32 in Nicaragua, 59 in Costa Rica, 25 in Panama, 43 in Colombia, 55 in Venezuela and 33 in Brazil.

          In addition to bottled presentations, we sell soft drinks in post-mix form. Post-mix dispensed product consists of manufactured finished syrup, which we sell to the outlet, and then is mixed with filtered water, typically from the city water source, immediately before the consumer orders a beverage. Post-mix sales represent a small portion of Panamco's total sales.

DISTRIBUTION

          We have developed extensive product delivery and container retrieval systems to maintain sales levels at each of our points of sale. By actively managing our distribution routes, we seek to ensure that deliveries are made when our clients (retailers) have the space and funds available to purchase our beverage products. Distribution is also critical in Latin America, because of the need to reach a significant portion of small retailers. Additionally, a significant portion of our soft drink products are sold in returnable bottles and we must continually collect empty bottles from retailers and return them to our bottling plants to be washed and refilled. Distribution is primarily carried out by our employees and in some cases it is supplemented by a network of independent distributors.

          We have located and designed our production and distribution facilities based upon local factors including population concentration, topography, quality of roads and availability and efficiency of communications. In territories with large, industrial cities, such as greater Sao Paulo, we operate a smaller number of plants and large distribution centers and often integrate distribution and bottling capabilities at the same facility. In markets with large rural areas, such as Colombia, Venezuela and parts of Mexico, Guatemala, Nicaragua, Costa Rica and Panama, we use a larger number of warehouses. During 2002 we rationalized the number of warehouses in an effort to improve costs. Including our operations in Panama, today we have 210 distribution centers and 35 plants that integrate production and delivery. Out of the 210 distribution centers, Panamco owns 172. We also serve highly concentrated urban markets with over 500 miniwarehouses, 65% of which are in Colombia.

          We use two main delivery methods depending upon local conditions: the traditional or conventional route truck system (in which salesmen drive delivery trucks on pre-established routes and make immediate sales from inventory available on the route truck) and the pre-sell method (in which a separate sales force takes orders from customers prior to the time of delivery by route trucks, usually within the next 24 hours). With the exception of Guatemala, where we still sell approximately 83% of our volume through the traditional route truck system, sales in all other countries are generally made through the pre-sell method as follows: 86% of our commercial volume in Mexico, 50% in Nicaragua, 85% in Costa Rica, 60% in Colombia, 69% in Venezuela, and 97% in Brazil.

          The pre-sell method enables us to utilize our route trucks more efficiently, delivering all of their freight capacity and at the same time providing us real time information about the product and presentation needs of our clients. We also employ a system of bicycles, carts and small trucks for smaller customers to provide flexible and fast deliveries within restricted and highly concentrated urban areas.

          In order to more effectively respond to the needs of our clients and to help us better manage our inventories we have computer systems in place in each of our franchise territories. We have also equipped most of our sales force with handheld computers to provide us with real time information about the product and presentation needs of our customers.

MARKETING

          During 2002, we focused on price/value management and channel and mix management to drive growth. Market segmentation has given rise to preferences on the part of consumers for a variety of presentations. Income level, substitutes, pricing and other factors affect consumer preferences. As part of this strategy, we introduced new presentations in 2002 at both ends of the size spectrum (single-serve and multi-serve sizes) - 600 ml and 1.5L - to better meet these consumer preferences. The smaller presentations have the objective of capturing consumers who look for convenience or for whom the product would otherwise not be affordable while the larger presentations provide a more cost-effective alternative for in-home/multiple consumption. We also introduced innovative multi-pack alternatives, including six 20 oz. packages and six/twelve/fifteen pack cans.

          In all of our territories, we adapt our product presentations and distribution to each market and to the individual clients and consumers in terms of the space available for product display, point-of-sale material, advertising and delivery methods. In order to maximize sales and per capita consumption of our products, we continually examine sales data in an effort to develop a mix of product presentations that will best satisfy consumers and provide our clients with the most effective product mix. To this end, we have invested in a sophisticated information system that allows us to collect detailed, daily data on over 80% of our points of sale. While the investment was made a couple of years ago, utilization of this information system has significantly improved over time. We also employ a variety of marketing techniques in each of our franchise territories to increase our share of sales, penetration and per capita consumption. Examples of these initiatives include the growth of displays and points of connection, value added promotions, etc.

RAW MATERIALS AND SUPPLIES

          Soft drinks are produced by mixing water, concentrate and sweetener. We process the water we use in our soft drinks to eliminate mineral salts and disinfect it with chlorine. We then filter it to eliminate impurities, chlorine taste, trace metals and odors. We combine the purified water with the appropriate sweetener and concentrate. To produce carbonation, we inject carbon dioxide gas into the mixture. Immediately following carbonation, we bottle the mixture in pre-washed labeled bottles or cans. We maintain a quality control laboratory at each production facility where we test raw materials and analyze samples of soft drink products. All of our sources of supply for raw materials are subject to the approval of The Coca-Cola Company.

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

          Concentrates. We purchase concentrates from The Coca-Cola Company for all Coca-Cola trademark products and from other sources for our proprietary or third party products. See "Item 7. - Management Discussion and Analysis of Financial Condition and Results of Operations - Overview - Related Party Transactions with The Coca-Cola Company."

          Water and sugar. We obtain water from various sources, including springs, wells, rivers and municipal water systems. Sugar is readily available in all of our territories as each of Mexico, Guatemala, Nicaragua, Costa Rica, Panama, Colombia, Venezuela and Brazil is a producer of sugar. In addition, we are authorized by Coca-Cola to use high fructose sweetener as a sugar substitute for certain of our products. We purchase our requirements from multiple suppliers in each country.

          Carbon dioxide. We purchase all of our supply of carbon dioxide in Costa Rica, Colombia and Venezuela from Praxair. All of our supply for Brazil is being cogenerated at one of our bottling plants. Panamco Mexico purchases its supply of carbon dioxide gas from Cryoinfra. Panamco Nicaragua and Panamco Guatemala purchase their supply of carbon dioxide from Carbox, a supplier located in Guatemala. Our local supplier in Panama is Industrias Hielo. Alternate suppliers are available in all the countries where we operate.

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

          We purchase metal bottle caps primarily from the Zapata International group of companies, which have manufacturing facilities in Mexico and Brazil. In Colombia, one of the companies in the Zapata group owns 60% and Panamco Colombia the other 40% of Tapon Corona, S.A., a Colombian company that manufactures bottle caps for Panamco Colombia, Panamco Venezuela and other customers. Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala currently purchase their plastic bottle caps from Alcoa CSI, a third-party supplier.

          We have facilities in Mexico, Colombia and Costa Rica, which produce plastic cases for carrying bottles. The Costa Rican facility supplies Panamco Nicaragua and Panamco Guatemala. Plastic is purchased locally or imported when necessary. Plastic cases in Venezuela are purchased mainly from Gaveras Plasticas Venezolanas, C.A. and are produced from 100% recycled materials. Other local suppliers are also available.

          In addition to its bottling operations, Panamco Brazil also has the capacity to produce cans for soft drinks at its Jundiai plant and to produce plastic bottles at its bottling facility in Matto Grosso do Sul. Panamco Mexico owns approximately 14.9% of Industria Envasadora de Queretaro, S.A. de C.V., a canning cooperative for products of Coca-Cola in Mexico. Panamco Colombia has the capacity to produce canned soft drinks at its Bogota plant. Panamco Venezuela has the capacity to produce canned soft drinks at three of its plants. Panamco Central America imports canned soft drinks from a Coca-Cola bottler in El Salvador, EMBOSALVA S.A, except in Panama, which produces its own canned product.

          Finally, Panamco Colombia has its own facilities to manufacture its own beverage coolers, which it also sells to our other operating Panamco subsidiaries. Panamco Costa Rica manufactures its own racking systems for route trucks and freight vehicles.

PRODUCTION

          During 2002, we proactively took actions that resulted in the reduction of a portion of our assets to improve costs within the context of deteriorating macroeconomic conditions that impacted our region. As a result, our subsidiaries, including Panama, now own and operate a total of 43 bottling plants, four less than a year ago. Per country we have 8 plants in Mexico, 1 in Guatemala, 1 in Nicaragua, 1 in Costa Rica, 2 in Panama, 17 in Colombia, 9 in Venezuela and 4 in Brazil. The totals include 2 plants in Mexico, 1 plant in Brazil, 1 in Colombia and 1 in Venezuela, which we use exclusively to bottle water at the source. Despite the decrease in the number of plants, we now have over 213 bottling lines, 18 more versus a year ago. Installed capacity totals over 2.3 billion unit cases a year (assuming 500 production hours per month for 12 months per year), including total carbonated soft drinks capacity which is approximately 1.7 billion unit cases a year. Additionally, in order to increase production efficiency and reduce costs we have continued implementing cost reduction plans at all of our subsidiaries. Product quality indexes have increased versus prior years and we will continue to evaluate and monitor the efficiency of our operations.

          Panamco Brazil's Jundiai plant is the largest and one of the most sophisticated manufacturing complexes in the Coca-Cola system. Our Jundiai plant has an annual production capacity of 250 million unit cases and obtained ISO 9002 certification in the prior year and 14001 certification for quality, productivity and environmental safety, which is confirmed every six months.

COMPETITION

          The beverage business in our franchise territories is highly competitive. Our principal competitors are bottlers of PepsiCo, Inc. ("Pepsi") products and bottlers and distributors of nationally and regionally advertised and marketed soft drinks. Our principal competitors in each of our franchise territories are set forth below:

NOLAD

          Our principal competitors in Mexico are bottlers of Pepsi products, whose territories overlap, but do not precisely match ours. We compete with Geupec, Grupo Regordosa and Pepsi Bottling Group, who recently acquired Pepsi-Gemex, for share of sales in our territory. Additionally, a new entrant, Big Cola (also known as Kola Real), a "B" brand or low cost producer of soft drinks, has increased competition in some of our Mexican territories. In Costa Rica, Embotelladora Centroamericana S.A. (Pepsi bottler) is our principal competitor. In addition, Cerveceria Costa Rica, a subsidiary of FIFCO and the country's only beer manufacturer, competes against us in the juice segment in Costa Rica. In Nicaragua and Guatemala, The Central American Bottling Corporation (Pepsi bottler) is our main competitor and in Panama we compete against Refrescos Nacionales (Pepsi bottler), a business unit of Bavaria brewery (Cerveceria Nacional) in that country.

COLOMBIA

          In Colombia our principal competitor is Postobon, a well-established bottler of both nationally advertised flavored soft drink products and Pepsi. The owners of Postobon hold other significant commercial interests in Colombia.

VENEZUELA

          A joint venture formed between Pepsi and Empresas Polar, S.A., the leading beer distributor in the country named Pepsi-Cola Venezuela, S. A., is our main competitor in Venezuela. Since December 1999, we also compete with the producers of Kola Real in the central part of the country.

BRAZIL

          In Brazil our main competitor is AmBev. We also compete with "B" brands or "tubainas", which are small, local, lower cost producers of flavored soft drinks. Tubainas are local shops that produce "no frills" flavored soft drinks mainly in 2-liter presentations for at home consumption. They market their products primarily in supermarkets. In Brazil, B brands represent an important portion of the market.

          In addition to competition from other soft drink producers, our products compete with other major commercial beverages, such as coffee, tea, milk, beer and wine, as well as non-carbonated soft drinks, citrus and non-citrus fruit juices and drinks and other beverages.

          Soft drink bottlers also compete for share of sales through distribution and availability of products, pricing, service provided to retail outlets (including merchandising equipment, maintenance of bottle inventories at appropriate levels and frequency of visits), product packaging presentations and value added promotions. In recent years, price discounting by our competitors has been a means of obtaining sales share in Mexico, Colombia, Venezuela and Brazil.

          Our consumer promotions are guided primarily by Coca-Cola and take the form of contests, television, radio and billboard advertising, displays, merchandising and sampling.

EMPLOYEES

          At December 31, 2002, we employed over 42,000 people (including outsourced labor, but excluding independent distributors). Approximately 35% of our employees are members of labor unions, most of who are in Mexico. Most of the employees in Colombia are covered by non-union collective bargaining agreements. The collective bargaining agreements for both unionized and non-unionized employees are negotiated separately for each bottling subsidiary. In Mexico, collective bargaining agreements are renegotiated annually with respect to wages and biannually with respect to benefits. In Colombia all collective bargaining agreements are negotiated biannually. In Venezuela all collective bargaining agreements are negotiated every three years but salaries are reviewed annually.

          In accordance with profit sharing programs required by local labor laws, Panamco Mexico pays employees amounts usually equal to 10% of its taxable income. The Mexican government also requires employers to set aside a percentage of employee wages in retirement accounts. In addition, both employers and employees in Mexico must contribute amounts to the national health care system and a workers' housing fund. In Guatemala, Nicaragua, Costa Rica, Colombia and Brazil, employers and employees contribute to employee retirement accounts and to their national health care systems. In accordance with labor laws in Venezuela, a profit-sharing program has been implemented pursuant to which employees are entitled to receive an additional payment equal to at least 15 days' wages (but not more than four months' wages). A profit-sharing program was established in Brazil in 1997. In Mexico, Guatemala, Nicaragua and Costa Rica, employees are entitled to a mandatory Christmas bonus in an amount equal to 15 days in the case of Mexico, and one month's salary for the rest of the countries. If an employee has worked for a company less than one year, that employee's bonus is reduced in proportion to the amount of time such employee was not employed. In Guatemala, employees receive a mandatory bonus in the form of a three-month payment based upon the salary paid during the preceding twelve months. We have voluntarily instituted and maintained popular benefits for our employees, including housing loans.

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

FRANCHISE ARRANGEMENTS

          Coca-Cola. We have the right to sell Coca-Cola's products, certain other soft drinks and certain bottled water products pursuant to bottling or other similar agreements. See "Item 13. -- Certain Relationships and Related Transactions" for a discussion of our bottling agreements with Coca-Cola.

          Other Brands. Panamco Colombia has agreements with companies other than Coca-Cola for the sale of locally recognized soft drink products and mineral water. These agreements contain provisions governing the production, marketing and sale of the beverages that are, in most instances, less stringent than the requirements contained in our bottling agreements with Coca-Cola. Panamco Venezuela had an agreement for the sale and distribution of beer under the Regional trademark in Venezuela until November 1, 2002. Panamco Venezuela continues to distribute malt in Venezuela under the Regional trademark. Panamco Brazil has an agreement to distribute both Kaiser and Heineken beers.

GOVERNMENT REGULATION

          Controls on Pricing and Promotions. Although there are none currently in effect, in the last ten years the governments of Mexico, Colombia, Brazil and Venezuela have imposed formal price controls on soft drinks. Currently in Colombia, for soft drinks and for other goods, price increases proposed by manufacturers are subject to the informal approval of the government. In the past, the Mexican government also limited the types of presentations for soft drinks. Each of the governments of the countries in which we operate regulates some of our promotional activities such as cash prize contests and certain other promotions.

          Taxation of Soft Drinks. All the countries in which we operate impose a value-added tax ("VAT") on the sale of soft drinks, with a rate of 15% in Mexico, 12% in Guatemala, 15% in Nicaragua, 16% in Colombia, 16% in Venezuela and 18% in Brazil. In addition, several of the countries in which we operate impose excise or other taxes on soft drinks. In Guatemala, there is an excise tax of Q$ 0.18 per liter of soft drink and lower amounts for other beverages like juices and water. During 2002, Nicaragua imposed a 11.0% consumption tax, which was reduced to 9% on October. There is an additional U.S. $0.11 surcharge per physical case of returnable glass products. Costa Rica imposes specific taxes on soft drinks that together with its VAT result in an average effective tax rate of approximately 24.4%. Brazil imposes an excise tax of 12.5% and a consumption tax of 6.7%. In 2002, Mexico introduced an excise tax of 20% on fructose-based soft drinks. This excise tax was suspended temporarily and re-enacted in the month of July 2002. The tax temporarily affected our costs by $8.3 million and the Company implemented a transition from fructose corn-syrup to sugar. As of January 2003, beverages produced with sweeteners other than sugar are taxed. Diet drinks and mineral water fall under this category.

          Environmental Regulation. We spent $1.8 million and $2.0 million in 2002 and 2001, respectively, on plant upgrades designed to meet environmental objectives. We must comply with local permit requirements for constructing and expanding facilities, drilling wells, drawing water from rivers and discharging effluent.

          Intellectual Property. The intellectual property laws of the countries in which we operate require a proprietary owner of trademarks used in the operation of franchises in the countries to make certain filings with the government to protect the trademark. We believe that we have made all necessary filings to protect our proprietary trademarks and to the best of our knowledge, Coca-Cola and the owners of the other trademarks we use have made the necessary filings to protect their respective trademarks.

          See also "Item 5. -- Market for Registrant's Common Equity and Related Stockholder Matters -- Exchange Controls and Other Limitations Affecting Security Holders."

POLITICAL, ECONOMIC AND SOCIAL CONDITIONS IN LATIN AMERICA

          In addition to the governmental regulations that have been imposed on our operations, the Latin American markets in which we operate are characterized by volatile, and frequently unfavorable, political, economic and social conditions. High inflation and, with it, high interest rates are common. In 2002, the annual inflation rates were approximately 5.7% in Mexico, 7.0% in Guatemala, 3.9% in Nicaragua, 9.7% in Costa Rica, 7.0% in Colombia, 31.2% in Venezuela and 12.2% in Brazil. The governments in these countries have often responded to high inflation by imposing price and wage controls or similar measures, although currently there are no formal soft drink price controls in any of the countries. These countries have also experienced significant currency fluctuations. See "Item 1. -- Currency Devaluations and Fluctuations."

          We can be adversely impacted by inflation in many ways. In particular, when wages rise more slowly than prices, inflation can erode consumer purchasing power and thereby adversely affect sales. Margins are diminished if product prices fail to keep pace with increases in supply and material costs. While we have been able in most recent years to increase prices in local currency terms, net sales in local currency terms may nevertheless remain flat or decrease if, among other things, inflation or high unemployment diminishes consumer purchasing power, as has been the case recently in most of our countries. Although we expect that prices will generally keep pace with inflation in the near term, sales volume may decline and supply and material costs may rise more rapidly than prices in the future. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." See also the discussion under "Item 1. -- Currency Devaluations and Fluctuations" regarding the impact of devaluations on net sales in dollars.

          The governments in the countries in which we operate have historically exercised substantial influence over many aspects of their respective economies. In recent years, these governments have implemented important measures to improve their economies. The current political climate in these countries may create significant uncertainty as to future economic, fiscal and tax policies.

MEXICO

          In July 2000, the "Institutional Revolutionary Party", which had ruled Mexico since 1929, lost the presidential election and transferred the presidential powers to President Vicente Fox, the leader of the opposition party "Partido de Accion Nacional." During 2002, the economy of Mexico was impacted by the slowdown of the economy in the United States, its principal trade partner, and gross domestic product ("GDP") grew only 1.7%. Growth has been predominantly export-led more than by the expansion of the internal economy. In addition, the domestic economy growth has been constrained by rising unemployment.

          President's Fox's policy agenda has been comprised of several measures: fiscal and labor-market reform, liberalization of the electricity sector and privatization. Without a majority in the legislature, these measures may be difficult to implement. The tax reform approved by the Mexican congress and which became effective at the beginning of 2002 was different from the original proposal presented by the Fox administration. Monetary policy has focused on keeping annual inflation at single-digit levels and the government has to date been successful in implementing this policy.

GUATEMALA

          2003 is an election year for Guatemala, where the ruling Frente Republicano Guatemalteco (FRG) may have to confront the supporters of the president Alfonso Portillo and the supporters of the party's secretary and president of Congress, the retired general Efrain Rios Montt. In April 2002 the government signed a one-year precautionary stand-by arrangement with the International Monetary Fund ("IMF"), providing a credit facility for the equivalent of U.S. $105 million. Under the program, the government committed itself to consolidating its fiscal position, strengthening the financial sector and improving governance and transparency. The government has expressed its intentions to extend the agreement with the IMF until the end of 2003, but this will depend on its commitment to fiscal discipline in 2003. Guatemala had a 12-month inflation rate of 7.0%, in part due to the rise in VAT in August

2001. The government decreed rises in the minimum wage for the beginning of 2003 of 14% for nonagricultural workers and 16% for agricultural workers, which may exert upward pressure on prices. The quetzal firmed from a low Q8.15:U.S.$1 in November 2001 to its present rate Q7.65:U.S.$1. The trade deficit widened in 2002 reflecting weak external demand. Reports estimate that the current-account deficit widened by more than U.S.$200 million.

NICARAGUA

          President Enrique Bolanos has focused most of his political agenda during 2002 in fighting corruption and confronting ex-president Mr. Arnoldo Aleman in different legal and political arenas. In July of 2002, the U.S. Congress approved trade promotion authority for the U.S. president, George W. Bush, and talks on free-trade agreement between the U.S. and five Central American countries including Nicaragua started in December. Talks with the IMF have proceeded and a formal agreement may be reached. The requirements of the IMF include a three-year poverty reduction and growth facility (PRGF). After slowing significantly in 2002, GDP growth is expected to improve moderately in 2003, as a gradual revival in domestic business confidence boosts investment and output, and the external environment slowly brightens. The size of the trade deficit is expected to remain substantial, signaling that the current-account deficit may encompass a significant percentage of GDP, perhaps at over 20%.

COSTA RICA

          President Abel Pacheco continues to enjoy a high level of popular support, which has provided the government with a degree of legitimacy that has helped it implement its policy agenda. Costa Rica's foreign policy centers on improving trade relations and seeking foreign direct investment from the United States and the European Union. Mr. Pacheco's administration has tried to boost regional economic integration through the U.S.-sponsored Free-Trade Area of the Americas (FTAA) initiative. On a bilateral level, Costa Rica is trying to sign a free-trade agreement (FTA) with the U.S., having signed one with Canada in 2002. The Banco Central de Costa Rica (the "Central Bank") experienced difficulty in 2002 in reducing inflation in the face of persistent fiscal deficits, labor market rigidities and other structural problems. The Central Bank manages the exchange rate through a system of daily crawling peg adjustments in order to maintain a stable trade-weighted real exchange rate. The rate of depreciation is designed to match the inflation differential between Costa Rica and its developed-country trading partners in the preceding 12 months, although in practice, this aim is not always met.

COLOMBIA

          The newly elected president, Alvaro Uribe, is moving swiftly to enact an agenda intended to address Colombia's political and economic challenges through a referendum expected to be held by mid-2003. The Uribe administration is currently working with IMF officials on a new stand-by facility with the IMF for 2003 through 2006 to secure financial support from multilateral agencies, which is essential to finance the country's fiscal deficit. Fiscal reforms were enacted by the Colombian congress at the end of 2002, placing the public finances on a healthier footing. Persistently high unemployment, fiscal constraints and an adverse political environment have been the main impediment to growth. Agriculture, telecom, manufacturing and construction have been the leading sectors in the Colombian economy. A widening trade deficit and rising debt payments has lifted the current-account deficit to approximately 2-3% of GDP.

VENEZUELA

          The currency suffered a devaluation of approximately 85% and GDP contracted approximately 8.9% during the year. Polarization of the government and its opposition drove the country to a short-lived coup d'etat in the month of April, when President Hugo Chavez was taken out of power for 48 hours, before being able to return to the presidential palace. After the events of April, the opposition and the government have been discussing different alternatives to a democratic solution to the country's political situation with direct participation of Mr. Cesar Gaviria, President of the Organization of American States ("OAS"). Notwithstanding Mr. Chavez continues in power, his governability has been further impaired by opposition-organized civil campaigns, which included the national strike that began on December 2002 and concluded in February 2003, with most of the population going back to work. The national strike included a significant sector of the workers from Petroleos de Venezuela, S.A., hampering oil production by more than 85% from its normal levels. The recession and the devaluation of the Bolivar have kept import spending depressed and since the beginning of the national strike, oil earnings have dropped to minimal levels. Additionally, in February 2003, the government imposed controls on foreign currencies exchanges.

BRAZIL

          Having won the presidential election in October, Luiz Ignacio "Lula" de Silva took office on January 1st 2003 for a four-year term. Lula has committed himself to maintaining the macroeconomic policy of the outgoing government of Fernando Henrique Cardoso, including broad fiscal discipline, a floating exchange rate and inflation targeting. Specifically, he has endorsed the terms of the IMF agreement signed by Mr. Cardoso in August, which makes available a U.S.$30 billion loan facility to provide balance-of-payments support to the end of 2003.

CURRENCY DEVALUATIONS AND FLUCTUATIONS

          As a general matter, because our consolidated cash flow from operations is generated exclusively in the currencies of Mexico, Guatemala, Nicaragua, Costa Rica, Colombia, Venezuela and Brazil, we are subject to the effects of fluctuations in the value of these currencies. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Each of these countries has historically experienced significant currency devaluations relative to the U.S. dollar. In general, such devaluations are accompanied by high inflation and declining purchasing power, which can adversely affect our sales as well as income. Because our financial statements are prepared in U.S. dollars, net sales (and other financial statement accounts, including net income) tend to increase when the rate of inflation in each country exceeds the rate of devaluation of such country's currency against the U.S. dollar. Alternatively, net sales (and other financial statement accounts, including net income) generally are adversely affected if and to the extent that the rate of devaluation of each country's currency against the U.S. dollar exceeds the rate of inflation in such country in any period. When dividends are distributed to us by our foreign subsidiaries, the payments are converted from local currencies to U.S. dollars, and any future devaluations of local currencies relative to the U.S. dollar could result in a loss of cash flows to Panamco. For a discussion of devaluation rates in Mexico, Guatemala, Nicaragua, Costa Rica, Colombia, Venezuela and Brazil, see "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Inflation."

          In periods of high inflation and high interest rates, borrowings denominated in local currencies are more costly, while borrowings indexed to the U.S. dollar or other foreign currencies place the risk of devaluation on the borrower. We could be adversely affected by a devaluation of the countries where we operate.

SEASONALITY

          Sales of our soft drink products are highest during the December holidays and during the hottest times of the year. For this reason, we typically experience our best results in the second and fourth quarters. However, the seasonality effect is tempered in our case because of the difference in the timing of the summer months in the countries in which we operate. In Brazil, summer occurs during November, December and January, while summer occurs in the rest of our territories during the months of June, July and August.

ADDITIONAL INFORMATION

          Additional information about Panamco may be found at our corporate website at WWW.PANAMCO.COM. Through our website you may access, free of charge, the various reports that we file with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

PROPERTIES

          Our properties consist primarily of bottling, distribution and office facilities in Mexico, Guatemala, Nicaragua, Costa Rica, Panama, Colombia, Venezuela and Brazil. Panamco Mexico, Panamco Guatemala, Panamco Nicaragua, Panamco Costa Rica, Coca-Cola de Panama, Panamco Colombia, Panamco Venezuela and Panamco Brazil, currently own and operate 8, 1, 1, 1, 2, 17, 9 and 4 bottling plants, respectively. As of December 31, 2002, the Company owned or leased over 200 warehouse distribution centers and 518 mini-warehouses, in addition to these in the 35 plants that integrate production and delivery. See "Item 1. -- Business -- Production" for additional information regarding our properties.

          As of December 31, 2002, the consolidated net book value of all land, buildings, machinery and equipment owned by the Company was approximately $843.9 million. The total annual rent paid by the Company in 2002 for its leased distribution and office facilities was approximately $7.2 million.


ITEM 3.   LEGAL PROCEEDINGS

NOLAD

         Mexico - Antitrust Matters. During May 2000, the Comision Federal de Competencia in Mexico (the Mexican Antitrust Commission, the "Commission") pursuant to a complaint filed by PepsiCo, Inc. and certain of its bottlers in Mexico, initiated an investigation of the sales practices of Coca-Cola and its bottlers. In November 2000, in a preliminary decision and in February 2002, through a final resolution, the Mexican Antitrust Commission held that Coca-Cola and its bottlers engaged in monopolistic practices with respect to exclusivity arrangements with certain retailers. The Mexican Antitrust Commission did not impose any fines, but ordered Coca-Cola and its bottlers, including certain Mexican subsidiaries of the Company, to abstain from entering into any exclusivity arrangement with retailers. The Company, along with other Coca-Cola bottlers, appealed the resolution rendered in February of 2002 by a Recurso de Revision ("Review Recourse"), which was presented before the Mexican Antitrust Commission. The Mexican Antitrust Commission confirmed its original resolution and issued a confirmatory resolution on July 11, 2002. The Company appealed this resolution before the competent courts by initiating a Juicio de Amparo (appeal based on the violation of constitutional rights). The Company anticipates that a decision from the appeals court could be rendered by the end of 2003. Although no assurances can be given, the Company does not believe that the outcome of this matter, even if determined against the Company, will have a material adverse effect on its financial condition or results of operations. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

          Costa Rica - Antitrust Matters. During August 2001, the Comision para Promover la Competencia in Costa Rica (the "Costa Rican Antitrust Commission") pursuant to a similar complaint filed by PepsiCo, Inc. and its bottler in Costa Rica initiated an investigation on the sales practices of Coca-Cola and Panamco Costa Rica for alleged monopolistic practices in the retail distribution channel including the gain of share of sales through exclusivity arrangements. Although no assurances can be given, the Company does not believe that the outcome of this matter, even if determined against the Company, will have a material adverse effect on its financial condition or results of operations. Panamco Costa Rica has vigorously defended itself throughout the process and presented its final conclusions to the Costa Rican Antitrust Commission in September 2002. The Company is anticipating a decision from the Costa Rican Antitrust Commission during the second quarter of 2003. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

VENEZUELA

          Tax. In connection with the Venezuela Acquisition, in 1999 the Company received notice of certain tax claims asserted by the Venezuelan taxing authorities, which mostly relate to fiscal periods prior to the Venezuela Acquisition. The Company has presented the appropriate recourses against these claims at the administrative level as well as the court level, where required. These claims currently total approximately $23.1 million. The Company has certain rights to indemnification from Venbottling (a company owned by the Cisneros family) and Coca-Cola for a substantial portion of such claims. Based on the analysis that the Company has completed in relation to these claims, as well as the defense strategy that the Company has developed, the Company does not believe that the ultimate disposition of these cases will have a material adverse affect on its financial condition or results of operations. See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

          Labor and distribution. During 1999, a group of independent distributors of Panamco Venezuela commenced a proceeding to incorporate a union of distributors. As a result, these distributors may, among other things, individually demand certain labor and severance rights against Panamco Venezuela. Since the incorporation process began, Panamco Venezuela has vigorously opposed its formation through all available legal channels. In February 2000, Panamco Venezuela presented a nullity recourse against the union incorporation solicitation, as well as an injunction request before the Venezuelan Supreme Court. On September 20, 2001, the Venezuelan Supreme Court rendered its opinion confirming the incorporation of the union, but withheld granting any specific labor rights to the members of the union other than the right to be unionized. In order to obtain specific labor rights, the union (or its members) will have to request and obtain from a court of law a determination that the members of such union are considered workers pursuant to Venezuelan labor laws, and thereafter claim against Panamco Venezuela the payment of such benefits and rights including retroactive payments.

          To the Company's knowledge, neither the union nor any of its individual members have initiated any process with the objective of obtaining such a court decision, although certain members of the union have threatened such action. The Company intends to vigorously defend its rights should this action be filed. During February 2002, the union filed a petition before the Venezuelan administrative agency in charge of labor matters attempting to obligate Panamco Venezuela to negotiate a collective bargaining agreement. In response, Panamco Venezuela filed a nullity recourse before the competent tribunal (the "Court") along with an injunction requesting the Court to suspend the collective bargaining negotiations until the nullity recourse is resolved. The Court granted the injunction in favor of Panamco Venezuela and admitted the nullity recourse. This injunction and nullity recourse was extended to a subsequent request by the union to have the Venezuelan labor administrative agency mediate the matter. In March 2002, a subcommittee of the Venezuelan congress conducted a hearing with representatives of the union as well as representatives of Panamco Venezuela. The subcommittee is currently reviewing the matter and a final recommendation from this political body is pending.

          Since 2001 (and after two decisions rendered during 2000 and 2001 by the Venezuelan Supreme Court against affiliates of Empresas Polar, S. A. whereby the Supreme Court found in those individual cases that the relationship between the affiliates of Empresas Polar, S. A. and those specific distributors was a relationship of labor nature and not of commercial nature) Panamco Venezuela has been the subject of numerous claims by former distributors (including former members of the distributors union) claiming alleged labor and severance rights owed to them at the time of the termination of their relationship with Panamco Venezuela. As of December 31, 2002, Panamco Venezuela was the subject of approximately 430 lawsuits filed by former distributors for a total amount of approximately $31.2 million. Notwithstanding the number of claims and the amounts involved most of these claims have been filed by former distributors that either have entered into release agreements with Panamco Venezuela at the time of their termination and therefore the Company believes that they have no rights for additional claims, or are claims that have been filed after the statute of limitations for the presentment of such claims has expired. There are also lawsuits presented by people that have never had a distributor's or employee relationship with Panamco Venezuela, which the Company believe have no merit at all. Since the decisions rendered by the Supreme Court during 2000 and 2001 against the affiliates of Empresas Polar, S. A., the Supreme Court has during 2002 mitigated its criteria of what should be considered a labor relationship vis-a-vis a commercial relationship. The Company believes based on the new decisions rendered by the Supreme Court as well as based on the individual analysis of each individual claim, that these claims are without merits and intends to vigorously defend itself against them.

COLOMBIA

          During July 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company (and certain of our subsidiaries) and Coca-Cola (and certain of its subsidiaries). In the complaint, the plaintiffs alleged that the Company engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500 million, including treble and punitive damages and the cost of the suit, including attorney fees. The Company has filed a motion to dismiss the complaint for lack of subject matter and personal jurisdiction. The Company expects a ruling on the motion to dismiss in 2003. The Company believes this lawsuit is without merit and intends to vigorously defend itself in this matter.

          Other legal proceedings are pending against or involve the Company and its subsidiaries, which are incidental to the conduct of their businesses. The Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on its consolidated financial condition.

BRAZIL

          Tax. The Brazilian subsidiaries are also being assessed by the Brazilian tax authorities for tax credits taken during 1995 and 1996, relating to overpayments of the value-added tax in previous years. Such overpayments related to value-added tax applied to samples, free products given to customers and to credit sales. These assessments amount to approximately $24.7 million and $37.2 million as of December 31, 2002 and 2001, respectively, and the Company has appealed the assessments at the administrative level. The Company and its outside legal advisors believe that in view of the legal basis adopted for the use of such credits, no significant liability should result from this issue and therefore no provision for this matter has been recorded in the accompanying consolidated financial statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

NATURE OF TRADING MARKET

          As of March 24, 2003, we had approximately 1,302 holders of record of an aggregate 112,793,056 shares of Class A Common Stock outstanding, of which 466,667 shares are subject to forfeiture under restricted stock agreements. As of March 24, 2003, there were an estimated 1,058 holders of record of the Class B Common Stock. We estimate that there are approximately 4,000 beneficial shareholders (as opposed to holders of record) of the Company's stock. As of March 24, 2003, to our knowledge, approximately 91% of the total outstanding Common Stock was held of record by persons in the United States.

          The Class A Common Stock has been listed and traded on the NYSE under the symbol "PB" since September 21, 1993. The following table sets forth the range of high and low closing sale prices of the Class A Common Stock as reported on the NYSE during the periods shown:

                                                 High           Low
                                               --------      --------
2002:
          First Quarter                         $18.43        $14.60
          Second Quarter                        $18.69        $14.04
          Third Quarter                         $14.93         $9.13
          Fourth Quarter                        $20.78         $7.67

2001:
          First Quarter                         $18.95        $13.56
          Second Quarter                        $21.17        $17.62
          Third Quarter                         $20.67        $16.52
          Fourth Quarter                        $16.50        $13.95

2000:
          First Quarter                         $20.50        $16.06
          Second Quarter                        $17.69        $14.94
          Third Quarter                         $20.13        $15.06
          Fourth Quarter                        $17.50        $13.14

          On March 24, 2003, the closing sale price of the Class A Common Stock on the NYSE was $21.00 per share.

          We declared and paid quarterly cash dividends of $0.06 per share of common stock during each of the years ended December 31, 2002 and 2001.

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information with respect to the Company's equity compensation plans:



                                                                 EQUITY COMPENSATION PLAN INFORMATION
                                              -------------------------------------------------------------------------
                                               NUMBER OF SECURITIES                               NUMBER OF SECURITIES
                                                 TO BE ISSUED UPON        WEIGHTED AVERAGE      REMAINING AVAILABLE FOR
                                                    EXERCISE OF           EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                               OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      EQUITY COMPENSATION
                                                WARRANTS AND RIGHTS      WARRANTS AND RIGHTS             PLANS
                                              ----------------------   ----------------------  -------------------------
Equity compensation plans approved by
   security holders.....................                 5,488,649                  $ 15.95                 6,760,870
Equity compensation plans not approved
   by security holders(1)...............                   600,000                  $ 14.25                         -
                                                         ---------                                          ---------

Total...................................                 6,088,649                  $ 15.79                 6,760,870
                                                         =========                                          =========

-------------------------------------------------------------------------------------------------------------------

(1) Refer to Note 18, "Stock Option Plans" for a discussion of the November 10, 2000 grant to certain executive officers.

CERTAIN RESTRICTIONS ON TRANSFER

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

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

          None of the countries in which we operate currently restricts the remittance of dividends paid by subsidiaries to us, although Venezuela and Brazil have laws in effect that impose limitations on the exchange of local currency for foreign currency at official rates of exchange. Panama does not restrict the payment of dividends by us to our shareholders. Mexico, Brazil, Colombia, Costa Rica, Nicaragua and Guatemala have imposed more restrictive exchange controls in the past, and no assurance can be given that more restrictive exchange control policies, which could affect the ability of the subsidiaries to pay dividends to Panamco, will not be imposed in the future. The payment of dividends by such subsidiaries is also in certain instances subject to statutory restrictions and is contingent upon the earnings and cash flow of and permitted borrowings by such subsidiaries. Payment of dividends by majority-owned subsidiaries necessitates pro rata dividends to minority shareholders.

          The Mexican Government has not restricted the conversion of the peso into other currencies to pay dividends except during brief periods. However, in prior years, other types of transactions have been subject to exchange controls and less favorable official rates of exchange.

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

          In February 2003, the Venezuelan government imposed controls on foreign exchange transactions. Pursuant to the new exchange regime, all purchases of foreign currencies have to be approved by the government. The new regime imposes several requisites that have to be completed before the purchase of foreign currencies can be approved by the government, which in principle, would be limited to purchases of raw materials, finished food product and to a lesser extent payment of dividends or capital repatriation.

          Since 1996, no substantial restrictions on the foreign exchange system remain in force in Nicaragua. Although the 1991 Foreign Investment Law, which was created to guarantee foreign investors the right to remit 100% of profits through the official exchange market, is still formally in effect, it no longer has any practical application. Since it is not mandatory, most foreign investors do not seek registration under the 1991 Foreign Investment Law. Investors, whether registered under the 1991 Foreign Investment Law or not, can freely repatriatetheir profits through the banking system. Profit repatriation has not been a problem in Nicaragua in recent years.

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

          Passive Foreign Investment Company. A "passive foreign investment company" ("PFIC") is defined as any foreign corporation at least 75% of whose consolidated gross income for the taxable year is passive income, or at least 50% of the value of whose consolidated assets is attributable to assets that produce or are held for the production of passive income. For this purpose, passive income generally includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets, which produce passive income. However, a corporation that is a CFC will not be treated as a PFIC with respect to a shareholder who is a 10% CFC shareholder.

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

          Information Reporting and Backup Withholding Requirements with Respect to U.S. Holders. United States information reporting requirements may apply with respect to the payment of dividends on the Class A Common Stock. Under current Regulations, noncorporate U.S. Holders may be subject to backup withholding at the rate of

30% on dividend payments made during 2002 and 2003 when a U.S. Holder (i) fails to furnish or certify a correct taxpayer identification number to the payor in the manner required, (ii) is notified by the IRS that it has failed to report payments of interest or dividends properly or (iii) fails, under certain circumstances, to certify that it has not been notified by the Internal Revenue Service that it is subject to backup withholding for failure to report interest and dividend payments. As long as the reporting requirements above have been met, no backup withholding is required on dividends paid to noncorporate U.S. holders.

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

          Information Reporting and Backup Withholding Requirements with Respect to Foreign Holders. Foreign Holders may be required to comply with certification and identification procedures to prove their exemption from information reporting and backup withholding requirements with respect to dividends paid and broker proceeds. Any amounts withheld under the backup withholding rules from a payment to a Foreign Holder will be allowed as a refund or a credit against such Foreign Holder's United States Federal income tax, provided that the required information is furnished to the IRS. As long as the reporting requirements above have been met, no U.S. Income Withholding Tax is required on dividends paid.

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

          The Company is not subject to taxes in Panama to the extent that its income arises from the business or activities of its subsidiaries conducted outside of Panama. Furthermore, such income as is earned by the Company in the form of dividends from the operations of a subsidiary or related person in Panama is subject to dividends tax by withholding at its source only and is not subject to further Panamanian taxes at the Company level. This is the case even though the Company maintains its registered office and permanently employs administrative personnel in Panama.

          Taxation of Capital Gains. There would be no taxes on capital gains realized by an individual or corporation regardless of its nationality or residency on the sale or other disposition of Shares on the basis of the already mentioned principles of territorial taxation, to the extent that the value of such Shares is determined upon assets and activities which are held or conducted outside of Panama.

          In the last quarter of 2002, the Company acquired a significant investment in Coca-Cola de Panama (the "Panama Acquisition"), which could represent a future source of income and value for the Company by way of profits and dividends sourced within Panama. The Panama Acquisition has not as yet generated additional value to the Company nor has it constituted a source of new profit, by way of dividends or otherwise, for the Company. Furthermore, at present, the value to the Company of the Panama Acquisition is de minimis in proportion to the Company's overall value. Additionally, Panama's tax laws and regulations do not provide any guidelines for the allocation of Panamanian source as opposed to non-Panamanian sourced capital gains arising from the sale or disposition of Shares.

          Taxation of Distributions. Dividends and similar distributions paid by the Company with respect to Shares would be exempt from Panamanian dividend taxes under the aforementioned territorial principles of taxation to the extent that such income is generated from businesses and activities conducted by the Company's subsidiaries outside of Panama. In addition, dividends and similar distributions made by the Company to its shareholders derived from sources within Panama would not be subject to Panamanian dividends tax at the Company's level, since this dividends tax applies only once, by withholding at source, upon the first distribution of such dividend income from the Company's subsidiary or related person doing business in Panama to its immediate shareholder or parent company.

          The preceding summary of certain Panamanian tax matters is based upon the tax laws of Panama and regulations thereunder currently in effect and is subject to any subsequent change in Panamanian laws and regulations which may come into effect.


ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(TABLE STATED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          The following table sets forth selected consolidated financial and operating data for the Company. The selected financial data have been derived from the consolidated financial statements of the Company. The audited consolidated financial statements of the Company for the three years ended December 31, 2002 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and are stated in U.S. dollars. The selected consolidated financial and operating data should be read in conjunction with "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                    2002            2001            2000            1999            1998
                                                ------------    ------------    ------------   -------------    ------------

 STATEMENT OF OPERATIONS DATA:
 Net sales (1)..............................    $ 2,357,913     $ 2,630,772     $ 2,590,305     $ 2,405,233     $ 2,761,793
 Cost of sales, excluding depreciation and
   amortization shown separately below......      1,204,216       1,296,307       1,243,485       1,191,883       1,425,246
                                                -----------     -----------     -----------    ------------     -----------
      Gross profit..........................      1,153,697       1,334,465       1,346,820       1,213,350       1,336,547
 Operating expenses:
   Selling and distribution (1).............        582,726         609,287         627,633         561,454         645,655
   General and administrative...............        169,140         204,897         250,491         251,450         222,327
   Depreciation and amortization (2)(3).....        235,205         210,667         276,524         214,539         253,112
   Amortization of goodwill.................              -          26,416          35,819          36,284          35,739
   Facilities reorganization and other
     charges (7)............................         35,421               -         503,659          35,172               -
                                                -----------     -----------     -----------    ------------     -----------
      Total operating expenses..............      1,022,492       1,051,267       1,694,126       1,098,899       1,156,833
                                                -----------     -----------     -----------    ------------     -----------
 Operating income (loss)....................        131,205         283,198        (347,306)        114,451         179,714
 Interest income ...........................          6,994          21,341          31,933          28,962          12,817
 Interest expense...........................        (85,312)       (119,390)       (142,299)       (129,072)        (98,152)
 Other income (expense), net................         36,352         (10,891)        (23,244)        (39,296)         22,136
 Nonrecurring income, net (4)...............              -               -               -               -          60,486
                                                -----------     -----------     -----------    ------------     -----------
 Income (loss) before income taxes..........         89,239         174,258        (480,916)        (24,955)        177,001
 Provision for income taxes (3)(4)..........         51,126          50,369          21,800          31,254          51,374
                                                -----------     -----------     -----------    ------------     -----------
 Income (loss) before minority interest.....         38,113         123,889        (502,716)        (56,209)        125,627
 Minority interest in earnings of subsidiaries        4,871           5,865           1,944           3,695           5,305
                                                -----------     -----------     -----------    ------------     -----------

      Net income (loss).....................    $    33,242     $   118,024     $  (504,660)   $    (59,904)    $   120,322
                                                ===========     ===========     ===========    ============     ===========

 Basic earnings (loss) per share............    $      0.28     $      0.94     $     (3.92)   $      (0.46)    $      0.93
                                                ===========     ===========     ===========    ============     ===========
 Diluted earnings (loss) per share..........    $      0.27     $      0.93     $     (3.92)   $      (0.46)    $      0.92
                                                ===========     ===========     ===========    ============     ===========

 OTHER DATA:
 Total product unit case volume.............      1,228,054       1,242,200       1,222,500       1,163,117       1,174,035
 Dividends per share (5)....................    $      0.24     $      0.24     $      0.24    $       0.24     $      0.24
 Weighted average shares outstanding (basic)        120,602         125,559         128,833         129,683         129,538
 Weighted average shares outstanding (diluted)      121,172         126,655         128,833         129,683         130,792
 Capital expenditures (6)...................    $   112,531     $    83,121     $   123,897    $    163,203     $   302,215

                                                                               AT DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                    2002            2001            2000            1999            1998
                                                ------------    ------------    ------------   -------------    ------------
 BALANCE SHEET DATA (END OF PERIOD):
 Cash and equivalents.......................    $    69,024     $   133,666     $   191,773    $    152,648     $   131,152
 Property, plant and equipment, net ........        843,886       1,043,870       1,125,719       1,218,383       1,307,590
 Total assets ..............................      2,327,605       2,693,026       3,026,321       3,613,122       3,647,690
 Total long-term liabilities................        646,763       1,022,375       1,192,981       1,437,834         964,525
 Minority interest..........................         25,121          28,541          27,805          27,974          26,243
 Shareholders' equity.......................        904,286       1,072,445       1,167,311       1,751,896       1,978,234

----------------------------------------------------------------------------------------------------------------------------

(1) Although not considered significant to the consolidated financial statements, these captions include a reclassification of sales incentives totaling $20.1 million in 2001, $9.1 million in 2000, $10.6 million in 1999 and $11.5 million in 1998 from selling and distribution expense to a reduction of net sales in accordance with Emerging Issues Task Force Issue No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)."
(2) Includes breakage of bottles and cases and amortization expense related to new introductions. See Note 1 of "Notes to Consolidated Financial Statements."
(3) During 1998, Panamco Brazil conducted a study to evaluate the expected future utilization of returnable product presentations in the Brazilian market, having observed accelerated demand for, and utilization of, non returnable presentations in the marketplace. The results of this study showed that the use of non returnable presentations will continue to increase in the Brazilian market. Therefore, during 1998, Panamco adjusted the carrying value of bottles and cases to reflect their estimated use in the marketplace by charging $36.5 million to the 1998 operating results, increasing total depreciation and amortization expense, and reducing the 1998 tax provision by $12.1 million.
(4) Panamco Brazil reversed a contingency allowance recorded in prior years for excise tax credits taken on purchases of concentrate between February 1991 and February 1994. Panamco had previously accrued this allowance in the full amount of such credits. Panamco Brazil reversed this allowance in 1998 because during 1998 the Brazilian Supreme Court resolved similar claims of other bottlers in favor of the bottlers. The reversal of the excise tax allowance amounted to $60.5 million and was credited to nonrecurring income, in the statement of operations. Income tax credits recorded in this allowance, amounting to $20.0 million, were also reversed and charged directly to income in the provision for income taxes in 1998.
(5) Dividends per share reflect the amounts declared and paid during the applicable period.
(6)       Does not include purchases of bottles and cases.
(7) Facilities reorganization and other charges in 2002 are related to job terminations and severance payments, charges related to plant closings and disposal of property, plant and equipment, offset by excise tax benefits and the reversal of previously accrued facilities reorganization charges. Facilities reorganization and other charges in 2000 are related to goodwill impairment of $350.0 million in Venezuela, write-off of obsolete property, plant, equipment, bottles and cases, charges related to plant closings and disposal of property, plant and equipment, job terminations and severance payments, and nonrecurring charges related to legal contingencies. Facilities reorganization charges in 1999 are related to job terminations and severance payments and write-off of obsolete property, plant, and equipment. See Note 3 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The following discussion addresses the financial condition and results of operations of Panamco and its consolidated subsidiaries. The discussion begins with an overview of our:

          o    Proposed Merger Transaction with Coca-Cola FEMSA;
          o    Beverage Volumes;
          o    Operating Segments;
          o    Critical Accounting Policies;
          o    Related Party Transactions with The Coca-Cola Company;
          o    Effect of Inflation on Financial Information and Costs;
          o    Minority Interests in Operations; and
          o    Forward-Looking Statements.

          The overview is followed by a review of items that affect the comparability of historic or future results. We then provide an analysis of our results of operations and liquidity and financial condition. The last section of the discussion provides information about our market risks. This discussion should be read in conjunction with our audited consolidated financial statements, including the notes to the consolidated financial statements, as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and the notes thereto included elsewhere herein.

PROPOSED MERGER TRANSACTION

          On December 22, 2002, we entered into a merger agreement with Coca-Cola FEMSA, pursuant to which Coca-Cola FEMSA will acquire Panamco in a transaction valued at approximately $3.6 billion, including the assumption of $880 million in estimated net debt (used in this report to mean long-term obligations, including current portion and bank loans, minus cash and equivalents). Under the terms of the transaction, holders of our Class A common stock, excluding The Coca-Cola Company ("Coca-Cola"), will receive $22 per share in cash and holders of our Class B common stock, excluding Coca-Cola, will receive $38 per share in cash. Panamco Class A shares trade on the New York Stock Exchange and do not have any voting rights. Panamco Class B shares have full voting rights but do not trade on any exchange. Coca-Cola will receive approximately 304 million unlisted Coca-Cola FEMSA Series D shares. Additional information regarding the proposed transaction can be found in the preliminary proxy statement that we filed with the Securities and Exchange Commission on January 30, 2003.

          There can be no assurance that the proposed merger transaction with Coca-Cola FEMSA will be completed, and consummation of the merger is subject to several significant conditions, including the approval by the holders of a majority of our shares of Class B common stock and the approval by the holders of a majority of our shares of Class A common stock present or represented by proxy at the special meeting to be held to consider and vote upon the proposed merger transaction who, in accordance with the merger agreement, are not disqualified holders (for this purpose, disqualified holders means Coca-Cola and its subsidiaries, Venbottling Holdings, Inc. and its subsidiaries, the officers and directors of Panamco and any other holder who beneficially owns shares of our Class B common stock). Other than the shareholder approvals, other important conditions to the proposed merger transaction include antitrust regulatory approvals, the disbursement of funds to Coca-Cola FEMSA by its lenders, the confirmation of investment grade rating of the combined company and the absence of changes that lead to a material adverse effect on Panamco.

          The merger transaction is expected to be completed shortly after we receive shareholder and regulatory approvals for the merger, which we expect will be during the second quarter of 2003. Upon completion of the merger transaction, Panamco will become a wholly-owned subsidiary of Coca-Cola FEMSA and our shares of Class A common stock will be delisted from trading on the New York Stock Exchange.

BEVERAGE VOLUMES

          Like most companies in the beverage industry, we measure our volumes in unit cases of finished products. As used in this report, "unit case" means 192 ounces of finished beverage product (24 eight-ounce servings) and "average sales prices per unit case" means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period.

OPERATING SEGMENTS

          As a soft drink bottler operating in diverse markets in Latin America, our operations are organized based on geographic location. We report segment information (see Note 22 of the "Notes to Consolidated Financial Statements") for five geographic areas: North Latin American Division (or NOLAD), Colombia, Venezuela, Brazil and the corporate operations in the United States. NOLAD consists of Panamco's operations in Mexico and in the Central American countries of Guatemala, Nicaragua and Costa Rica.

          In September 2002, we entered into a joint venture with Heineken and Florida Ice and Farm Company, the leading brewer in the Costa Rican market ("FIFCO"), and in October 2002, the joint venture (through a company called CA Beverages, Inc.) acquired direct control of Coca-Cola de Panama Compania Embotelladora, S.A. ("Coca-Cola de Panama") and indirect control of Cervecerias Baru - Panama, S.A. ("Baru"), the second largest brewer in Panama. Following this acquisition, CA Beverages, Inc. caused Coca-Cola de Panama to launch a self-tender offer in Panama for its shares and CA Beverages, Inc. launched a public tender offer in Panama for the shares of Baru that it did not already own. The tender offers were completed during December 2002. We expect in the first quarter of 2003 that CA Beverages, Inc. will spin off its ownership in Coca-Cola de Panama to Panamco and its ownership of Baru to Heineken and FIFCO. Until that process is completed, Panamco will continue to record its ownership in CA Beverages, Inc. as an investment under the equity method. Once the spin-off process is completed, Panamco will begin consolidating the results of Coca-Cola de Panama under its NOLAD division. The acquisition value for Coca-Cola de Panama, on a standalone basis, is estimated to be $73 million, including net debt of $11.7 million. Panamco financed this acquisition from available cash resources and bank debt of $60 million.

CRITICAL ACCOUNTING POLICIES

          The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in our Consolidated Financial Statements and the related accompanying notes. We use our best judgment based on our knowledge of existing facts and circumstances and actions that we may undertake in the future, as well as the advice of external experts, in determining the estimates that affect our Consolidated Financial Statements. We have identified the following five accounting policies that require us to make accounting estimates based on assumptions about matters that are highly uncertain at the time we make the estimate and that could materially change our Consolidated Financial Statements if we had had used a different estimate or if our estimate could reasonably change from period to period. Panamco's management has discussed the development and selection of these accounting estimates with Panamco's Audit Committee prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2002.

          Basis for translation: Panamco, as the reporting entity, maintains its accounts in U.S. dollars. The accounts of our subsidiaries are maintained in the currencies of the respective countries. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), the accounts of our subsidiaries are translated from local currency amounts to U.S. dollars. The method of translation is determined by the functional currency of our subsidiaries. A subsidiary's functional currency is defined as the currency of the primary environment in which a subsidiary operates and is determined based on management's judgment. When the local currency of a subsidiary is determined to be the functional currency, the statements are translated into the currency of the reporting entity using the current rate method. The adjustments generated by translation using the current rate method are accumulated in an equity account entitled "Accumulated other comprehensive loss" within our consolidated balance sheets.

          When a subsidiary's accounts are not maintained in the functional currency, the financial statements must be re-measured into the functional currency. Re-measurement obviates translation if the subsidiary's functional currency is also the reporting currency. Re-measurement involves re-measuring monetary assets and liabilities using current exchange rates and non-monetary assets and liabilities using historical exchange rates. The adjustments generated by re-measurement are included in our consolidated statement of operations.

          Property, plant and equipment: Panamco determines the estimated useful lives of property, plant and equipment after consideration of historical results and management's experience. The estimated useful life of these assets represents the service period the asset is expected to provide including normal maintenance. A portion of a soft drink bottler's assets are coolers that are used to display the products at the various points of sale. As part of our normal operations, we may enter into rent-free agreements with customers to place such coolers at the customer's location. Management estimates the potential loss related to coolers placed with customers and records a provision, which is included within depreciation expense. Based on prior history and management's judgment, we believe that the provision represents management's best estimate of the potential loss related to coolers placed with customers.

          Depreciation expense for property, plant and equipment is calculated using the straight- line method over the estimated remaining useful lives of the assets. A change in the method of depreciation used or a revision in the estimated useful lives of assets may result in materially different amounts reported in our results of operations or could materially affect our financial condition.

          Bottles and cases: We utilize the first-in, first-out ("FIFO") cost or market method for valuing bottles and cases on hand. In addition, we amortize the cost of newly introduced bottles and cases over their estimated useful lives. We determine the estimated useful lives for new introductions after consideration of prior history and management's experience. Any adjustment in the methodology used to value the bottles and cases or a revision in the estimated useful lives of new introductions may result in materially different amounts reported in our results of operations or could affect our financial condition.

          Deferred Tax Assets: The carrying value of our deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, including our financial performance and general market conditions. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowances. During 2002, we increased the valuation allowance in our Brazilian and Venezuelan subsidiaries by $4.3 million and $21.1 million, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets, resulting in additional income tax expense recorded in our consolidated statement of operations. Conversely, if our financial performance improves, primarily in our Venezuelan operations, we may be able to reverse a portion of the current valuation allowance against deferred tax assets related to our Venezuelan operations, which would result in a decrease in the income tax expense of the Venezuelan subsidiary.

          Recoverability of long-lived assets: We review all long-lived assets, including cost in excess of net assets of acquired business ("goodwill"), when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, we write down an impaired asset to its estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is employed to estimate discounted future cash flows.

          Goodwill represents the residual purchase price after allocation to all identifiable net assets acquired. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill. This process is subjective and requires judgment at many points throughout the analysis. With the adoption of SFAS No. 142, Panamco is required to test goodwill for impairment at least annually. We completed the transitional goodwill impairment test during the second quarter of 2002. This analysis resulted in no indications of impairment. Subsequently, during the fourth quarter of 2002, we performed a second goodwill impairment test as a result of the recent events occurring in Latin America. This second impairment test also resulted in no indications of impairment and established the new annual impairment test date for the Company. However, changes in the assumptions used in the analysis could have changed the resulting outcome. For example, to estimate the fair value of our reporting units, management made judgments and estimates about future cash flows based on 2003 forecasts and current long-range plans used to manage the business. These long-range estimates could change in the future depending on internal changes in Panamco as well as external factors. Future changes in estimates could possibly result in a non-cash goodwill impairment charge.

RELATED PARTY TRANSACTIONS WITH COCA-COLA

          Coca-Cola is our largest shareholder and owns approximately 25% of our outstanding Class A shares, 25% of our outstanding Class B shares and all of our outstanding Series C Preferred Stock. Two members of our board of directors are designees of Coca-Cola. For information about Coca-Cola's rights as the holder of our Series C Preferred Stock, see "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Series C Preferred Stock."

          In 2002 and 2001, 74% of our unit case volume was attributable to products of Coca-Cola. We sell Coca-Cola's products pursuant to bottling agreements, which may have a material effect on our financial statements in the case of non-compliance by Panamco or non-performance by Coca-Cola. In the event of a problem with the quality of a beverage, Coca-Cola may require us to take all necessary measures to withdraw the beverage from the market. Coca-Cola must also approve the types of containers used in bottling and controls the design and decoration of the bottles, boxes, cartons, stamps and other materials used in production. The bottling agreements grant Coca-Cola the right to inspect the products. We may not assign, transfer or pledge our bottling agreements, whether voluntarily, involuntarily or by operation of law, without the prior written consent of Coca-Cola.

          Coca-Cola charges us for concentrates, based upon a set percentage of the weighted average wholesale price (net of taxes) of each case sold to retailers within each of our franchise territories. Coca-Cola may change such pricing at its discretion. Total payments to Coca-Cola for concentrates were approximately $333.0 million and $361.1 million in 2002 and 2001, respectively. We pay no additional compensation to Coca-Cola under the licenses for the use of the associated trade names and trademarks. The bottling agreements provide that, subject to local law, Coca-Cola has the right to limit the wholesale prices of its products.

          As it has in the past, Coca-Cola may, in its discretion, contribute to our advertising and marketing expenditures (including pricing support) as well as undertake independent advertising and marketing activities. Coca-Cola has routinely established annual budgets with Panamco for cooperative advertising and promotion programs. In 2002 and 2001, Coca-Cola provided us with $33.5 million and $36.5 million in marketing support. Incentive payments that are related to the increase in volume of Coca-Cola products that result from such expenditures are treated as an offset against the costs of concentrates paid by Panamco to Coca-Cola.

          In 2002, we reached an agreement with Coca-Cola to convert our Risco water volume in Mexico to Coca-Cola's brand Ciel beginning in the first quarter of 2003. The conversion was done in exchange for a total consideration of $65.0 million to be paid by Coca-Cola. Approximately $56.0 million of this amount was paid in the first quarter of 2003, $3.6 million was already paid in the fourth quarter of 2002 and the remaining amounts will be paid in equal installments between 2003 and 2006. Income from the conversion will be deferred and recognized over the life of the contract, which is ten years.

EFFECT OF INFLATION ON FINANCIAL INFORMATION AND COSTS

          Our net sales and many of our operating costs are denominated in the currency of the country in which the subsidiaries recording such sales and costs are located. In accordance with SFAS 52, the financial statements of our subsidiaries are re-measured or translated into U.S. dollars for purposes of the preparation of the consolidated financial statements. See "-- Critical Accounting Policies -- Basis for translation." Borrowings and purchases of machinery and equipment are often made in U.S. dollars. During any period when the rate of inflation in a particular country exceeds the rate of devaluation of the local currency against the U.S. dollar, all amounts recorded in the statement of operations are higher when translated into U.S. dollars than would be the case in the absence of such an excess. Conversely, if devaluation exceeds inflation, amounts recorded in the statement of operations tend to be lower when translated into U.S. dollars.

          The following table compares the rate of inflation, as measured by certain national consumer price indices in our operating territories, with the rate of devaluation (revaluation) for the periods shown:

                                                                                YEAR ENDED DECEMBER 31, (1)
                                                                    --------------------------------------------------
                                                                        2002               2001               2000
                                                                    ------------       ------------       ------------
   Mexico
     Inflation................................................             6%                 4%                 9%
     Currency devaluation (revaluation).......................            13%                (5%)                1%
   Brazil
     Inflation................................................            12%                10%                10%
     Currency devaluation.....................................            52%                19%                 9%
   Colombia
     Inflation................................................             7%                 8%                 9%
     Currency devaluation.....................................            25%                 3%                19%
   Venezuela
     Inflation................................................            31%                12%                12%
     Currency devaluation.....................................            85%                 8%                 9%
   Costa Rica
     Inflation................................................            10%                11%                10%
     Currency devaluation.....................................            11%                 7%                 7%
   Nicaragua
     Inflation................................................             4%                 5%                10%
     Currency devaluation.....................................             6%                 6%                 6%
   Guatemala
     Inflation................................................             7%                 9%                 5%
     Currency devaluation (revaluation).......................            (3%)                4%                (1%)
   -------------------

     (1) Inflation figures are based on the applicable Consumer Price Index obtained from official local sources from each respective country. Currency devaluation (revaluation) figures are based on official U.S. dollar exchange rates at year-end.

         On February 5, 2003, the Venezuelan government imposed exchange rate controls, fixing the Bolivar's value to the U.S. dollar at 1,600 Bolivars to the U.S. dollar. In addition, the countries in which we operate have in the past and may in the future impose government-mandated price controls. Although currently there are no formal price controls on soft drinks in our franchise territories, price and wage controls do exist on other types of products and services in certain of the countries in which we operate.

          Our sales also have been, and may in the future be, adversely affected when wages rise more slowly than the rate of inflation, resulting in a loss of consumer purchasing power. This has been the case recently in most of our operating countries.

          In Mexico, Brazil, Colombia, Venezuela, Costa Rica and Nicaragua, income taxes are indexed to reflect the effects of inflation; however, the effects of inflation are calculated differently for purposes of local taxation and financial reporting.

MINORITY INTERESTS IN RESULTS OF OPERATIONS

          We conduct our operations through tiers of subsidiaries in which, in some cases, minority shareholders hold interests. See "Item 1. Business -- Corporate Structure -- Holding Company Structure" for further discussion on ownership interest in our subsidiaries. Because we have varying percentage ownership interests in our approximately 60 consolidated subsidiaries, the amount of the minority interest in income or loss before minority interest during a period depends upon the revenues and expenses of each of the consolidated subsidiaries and the percentage of each subsidiary's capital stock owned by minority shareholders during that period.

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

          Forward-looking statements contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words "believes", "intends", "expects", "anticipates", "projects", "estimates", "predicts", and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment (including actions of competitors and changes in consumer preference), changes in the economic and political environment of Venezuela, changes in governmental laws and regulations (including income and excise taxes), market demand for new and existing products, raw material prices, devaluation of local currencies against the U.S. dollar and the ability to consummate the proposed merger transaction with Coca-Cola FEMSA. A discussion of certain of the factors that could cause actual results to differ is set forth in our Registration Statement on Form S-8, dated July 23, 2001 (File no. 333-65652). These and other factors are also discussed in this document, particularly in this "Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business." We cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved. We caution readers not to place undue reliance on these forward-looking statements. These statements speak only as of their dates, and we undertake no obligations to update or revise any of them, whether as a result of new information, future events or otherwise.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY

CLASSIFICATION OF EXPENSES RELATED TO OUR DISTRIBUTION NETWORK

          We incur various expenses related to the distribution of our product in each of our operating areas. Some of these expenses include internal transfer costs and purchasing costs. We include these types of costs in the selling and distribution and general and administrative lines of our statement of operations, rather than as cost of sales. As such, certain costs of our distribution network are excluded from our computation of gross profit. The exclusion of these charges from our cost of sales line may result in the amounts reported as gross profit not being comparable to other companies, who may include all expenses related to their distribution network in cost of sales when computing gross profit (or an equivalent measure). Had we included our internal transfer costs in cost of sales, our cost of sales and gross profit for the years 2002, 2001 and 2000 would have been as follows:



                                                                             DECEMBER 31,
                                                           -------------------------------------------------
                                                                  2002               2001               2000
                                                           -------------------------------------------------
 Gross profit, as reported                                 $ 1,153,697       $  1,334,465        $ 1,346,820
 Less:  Internal transfer costs                                (28,357)           (36,380)           (27,711)
                                                           -----------       ------------        -----------

 Gross profit, pro forma                                   $ 1,125,340       $  1,298,085        $ 1,319,109
                                                           ===========       ============        ===========

 Cost of sales, as reported                                $ 1,204,216       $  1,296,307        $ 1,243,485
 Plus:  Internal transfer costs                                 28,357             36,380             27,711
                                                           -----------       ------------        -----------

 Cost of sales, pro forma                                  $ 1,232,573       $  1,332,687        $ 1,271,196
                                                           ===========       ============        ===========

Panamco retains a general purchasing function in our operating subsidiaries. The total cost related to purchasing are included in general and administrative expenses. We cannot reasonably estimate the amounts related to purchasing of raw materials, which would normally be included in cost of sales. The total purchasing cost incurred during 2002, 2001 and 2000 were $2.3 million, $2.4 million and $4.2 million, respectively.

SALE OF OUR 12.1% EQUITY STAKE IN CERVEJARIAS KAISER, S.A. ("KAISER")

          During 2002, we recorded a gain on the sale of our 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. ("Molson") acquired Kaiser, and entered into a partnership with Heineken. The sale generated proceeds for Panamco of $55.1 million and an $18.9 million interest in Molson stock ($12.1 million at December 31, 2002 as a result of translation adjustments). The interest in the Molson stock is recorded as an investment. The Molson stock is subject to a two-year contractual restriction on sale that expires on March 19, 2004, pursuant to the agreement with Molson entered into at the time of the acquisition of Kaiser by Molson. The two-year restriction can only be shortened in the case of a change in control of Molson, transfer of substantially all of the assets of Molson, or any material inaccuracy in Molson's representations and warranties contained in the Kaiser purchase agreement. As of December 31, 2002, no events have occurred which have decreased the original restriction period. This transaction resulted in a gain of $48.6 million in 2002, which is included as part of Other income (expense), net in the consolidated statement of operations. Panamco will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser is not expected to impact this distribution agreement. See Note 7 of "Notes to Consolidated Financial Statements."

FACILITIES REORGANIZATION AND OTHER CHARGES, NET OF BENEFITS

2002 FACILITIES REORGANIZATION AND OTHER CHARGES

          During 2002, Panamco recorded $110.2 million of facilities reorganization and other charges ($92.0 million, net of tax benefits), primarily due to the deterioration of macroeconomic conditions in some of the countries in which Panamco operates. These charges consist of severance charges related to approximately 2,100 employees, asset write-offs, and impairment charges and write-offs of obsolete machinery and discontinued production components.

As of December 31, 2002, approximately 1,200 of the 2,100 employees have been terminated by Panamco, resulting in severance payments totaling $17.3 million.

          The following table shows a summary of the facilities reorganization and other charges and benefits included in the consolidated statements of operations captions presented below for the year ended December 31, 2002, including reversals related to the reorganization programs announced in 2000:

                                                                             Full year 2002
                                                                             --------------
                   Cost of sales                                                $    11,483  (a)
                   Selling, general and administrative                                3,401  (b)
                   Cash facilities reorganization and other charges                  18,513  (c)
                                                                                -----------

                       Total cash charges                                            33,397
                                                                                -----------

                   Noncash facilities reorganization and other charges               16,908  (d)
                   Depreciation and amortization                                     51,097  (e)
                                                                                -----------

                       Total noncash charges                                         68,005
                                                                                -----------

                       Total operating charges                                      101,402

                   Included in Other income (expense), net:
                       Nonoperating charges                                           8,801  (f)
                                                                                -----------

                   Gross charges                                                    110,203
                   Tax benefit                                                      (18,250)
                                                                                -----------

                   Net charges                                                    $  91,953
                                                                                ===========

          (a) Cost of sales charges relate to the write-off of raw materials inventory totaling $0.6 million, obsolete spare parts for production machinery totaling $2.6 million and the payment of excise taxes totaling $8.3 million on soft drink inventories containing high fructose corn syrup in Mexico. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated, but subsequently reinstated effective July 15, 2002.

          (b) Selling, general and administrative charges relate to the write-off of obsolete promotional materials totaling $0.3 million, obsolete spare parts totaling $1.0 million, a provision for labor contingencies totaling $0.9 million and miscellaneous administrative expenses totaling $1.2 million.

          (c) The cash facilities reorganization and other charges relate to severance charges for the termination of approximately 2,100 employees in Mexico, Venezuela and Colombia totaling $26.4 million, offset by excise tax benefits obtained in Brazil totaling $3.4 million, and the reversal into income of accrued facilities reorganization costs related to severance payments totaling $4.5 million ($2.5 million relates to the reorganization programs announced in 2000).

          (d) The noncash facilities reorganization and other charges relate to plant closings and related disposal of property, plant and equipment in Venezuela and Mexico totaling $7.9 million and $4.1 million, respectively, the loss on sale of unproductive assets in Venezuela totaling $8.0 million, offset by the reversal into income of accrued facilities reorganization charges related to the reorganization programs announced in 2000 totaling $3.1 million.

          (e) Depreciation and amortization charges relate to the writedown of obsolete property, plant and equipment in Mexico, Venezuela and Colombia totaling $43.8 million, of which approximately 83% occurred in Venezuela, 11% in Mexico and 6% in Colombia and the write-off of bottles and cases in Mexico, Venezuela and Colombia totaling $7.3 million, of which approximately 76% occurred in Venezuela, 18% in Mexico and 6% in Colombia.

          (f) The nonoperating charges relate to the loss on disposal of nonoperating property, plant and equipment, mostly in Venezuela, totaling $4.4 million, the sale, at a loss totaling $3.0 million, of the corporate airplane to a related party and the loss on disposal of investments, mostly in Colombia, totaling $1.4 million.

As a result of the above, Panamco's income for the year ended December 31, 2002 was impacted by the facilities reorganization and other charges totaling $92.0 million, net of the related tax benefit of $18.3 million.

2000 FACILITIES REORGANIZATION PROGRAMS

          During the year ended December 31, 2000, Panamco recorded charges of $540.7 million, which was comprised of $503.6 million of facilities reorganization charges, $31.1 million of asset write-downs presented as part of depreciation and amortization expenses, and $6.0 million of nonoperating charges presented in Other income (expense).

          The following table shows a summary of the facilities reorganization charges recorded in the consolidated statements of operations for the year ended December 31, 2000:


                                                                             FULL YEAR 2000
                                                                             --------------
                   Facilities reorganization charges:
                       Cash                                                       $  88,571  (a)
                       Noncash                                                      415,088  (b)
                                                                                -----------

                       Total facilities reorganization charges                      503,659

                   Depreciation and amortization, excluding goodwill                 31,079  (c)
                                                                                -----------

                       Total operating charges                                      534,738

                   Included in Other income (expense), net:
                       Nonoperating charges                                           5,977  (d)
                                                                                -----------

                   Gross charges                                                    540,715
                   Tax benefit                                                      (46,516)
                                                                                -----------

                   Net charges                                                    $ 494,199
                                                                                ===========


          (a) Cash facilities reorganization charges relate to job terminations totaling $77.3 million, restructuring of the distribution system in Brazil and Venezuela totaling $9.4 million, and cash charges related to the disposal of property, plant and equipment totaling $1.9 million.

          (b) Noncash facilities reorganization charges relate to the write-down of goodwill reflecting the recognition of impairment of the cost in excess of net assets acquired in the Venezuelan operating unit totaling $350.0 million, plant closings and the related disposal of property, plant and equipment totaling $24.8 million, obsolete property, plant and equipment in all operating units totaling $23.8 million, obsolete bottles and cases, mainly in the Venezuelan unit's water jug business, totaling $7.8 million, and other charges related to legal contingencies, mostly pertaining to tax matters, totaling $8.6 million.

          (c) Depreciation and amortization charges, excluding goodwill, relate to asset write-downs and consist of an increase in provision related to changing the useful lives of coolers totaling $11.0 million and the write-down of bottles and cases due to loss in market value totaling $20.1 million.

          (d) Nonoperating charges, totaling $6.0 million, relate to the disposal of nonoperating assets, including the sale of affiliated companies and land in some of the operating units.

          As a result of the above, Panamco's income for the year 2000 was impacted by facilities reorganization charges, asset write-downs and nonoperating charges totaling $494.2 million, net of the related tax benefit of $46.5 million.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

          2002 results were adversely impacted by events that occurred in Venezuela. In February 2002, the Venezuelan government abandoned the trading band for its currency, the Venezuelan Bolivar, which had the effect of quickly depreciating the currency. From January 1, 2002 to December 31, 2002, the bolivar devalued 85% relative to the U.S. dollar and inflation increased to 31% in 2002 from 12% in 2001. The devaluation of the bolivar increased the relative price of our dollar-denominated raw materials in Venezuela and decreased our U.S. dollar-reported net sales (and other financial statement accounts, including net income). Unit case volumes were also affected by the slowdown in the Venezuelan economy which culminated in a country-wide general strike that began on December 2, 2002 and that effectively halted production and distribution activities for Panamco during the month of December 2002 and the month of January 2003.

          During that period Panamco worked closely with Coca-Cola to take all appropriate actions to safeguard its employees and its assets. In early February 2003, the general strike effectively came to an end and Panamco re-started its production and distribution activities in that country. Results during the fourth quarter of 2002 reflect the negative impact of the general strike in our results, including the loss of the majority of its volumes and revenues during the month of December. We expect results during the first quarter to reflect the impact of lost volumes and revenues during the month of January. While production and distribution have already begun, it is impossible to predict how fast they will reach normal levels. In addition, the Venezuelan government imposed foreign exchange controls in January 2003 and it is difficult to forecast the impact that this will have on the cost of dollar denominated raw materials or on Panamco's overall financial results.

          Net sales for Panamco declined 10.4% to $2.36 billion in 2002 from $2.63 billion in 2001. The decline in net sales was driven by a 1.1% decline in consolidated unit case sales volume, to 1,228.1 million unit cases from 1,242.2 million unit cases in the year 2001, and a 9.3% decline in average dollar prices, to $1.92 per unit case. Soft drink sales volume for the year declined by 1.6%, reflecting declines of 14.3% in Venezuela, 2.7% in Colombia and 0.9% in Brazil, that could not be offset by an increase of 4.1% in the NOLAD region. Unit case sales volume of bottled water increased 1.2% to 250.8 million, and beer, sold in Brazil and Venezuela, declined by 11.3% to 67.5 million unit cases. Volume growth during the year was negatively impacted by the deteriorating macroeconomic and political conditions in many of the countries in which Panamco operates. Particularly in Venezuela, unit case volumes declined 32.0% during the fourth quarter as a result of the country-wide strike. Net sales were also impacted by lower average dollar prices per unit case, which were hurt by weaker currencies across the region as well as by a more competitive soft-drink environment in Mexico. Prices in local currency increased in every region except NOLAD.

          During 2002, Panamco recorded $110.2 million of facilities reorganization and other charges, ($92.0 million, net of tax benefits) resulting primarily from the deterioration of macroeconomic conditions in some of the countries in which Panamco operates. Panamco also recorded other benefits of $48.6 million, primarily related to the sale of a 12.1% equity stake in the Brazilian brewer, Kaiser. The following comparison of Panamco's 2002 and 2001 consolidated results of operations includes the effect of such charges and benefits. See "-Items That Affect Historical or Future Comparability" for further discussion on Panamco's facilities reorganization and other charges and benefits.

          During 2002, the cost of sales as a percentage of net sales increased to 51.1% for Panamco, from 49.3% in 2001. Cost of sales as a percentage of net sales was impacted by increases in dollar denominated raw materials and packaging, which were not fully offset by increases in product prices as well as by a change in product mix towards non-returnable presentations. Facilities reorganization and other charges included in cost of sales amounted to $11.5 million.

          Operating expenses as a percentage of net sales increased to 43.4% in 2002 from 40.0% in 2001, due to a decline in operating expenses of 2.7%, which was lower than the 10.4% contraction experienced in net sales. Selling, general and administrative expenses declined 7.7% to $751.9 million, mainly the result of continued benefits associated with our reorganization programs, as well as by the impact that weaker currencies have on the translation of local currency denominated operating expenses. Selling, general and administrative expenses also included $3.4 million in facilities reorganization and other charges. Depreciation and amortization declined 0.8%, to $235.2 million, despite $51.1 million in facilities reorganization and other charges. These charges are mainly related to asset write-offs in Venezuela. Facilities reorganization and other charges not included in selling, general and administrative expenses or in depreciation and amortization amounted to $35.4 million.

          During 2002, operating income declined 53.7% to $131.2 million, from $283.2 million in 2001. The decline in operating income was the result of a decline in net sales of 10.4%, a decline in cost of sales and operating expenses that, at 6.7%, was lower than the decline in net sales and $35.4 million in facilities reorganization and other operating charges.

          Net interest expense decreased to $78.3 million in 2002 from $98.0 million in 2001, due primarily to an 8.1% gross debt reduction to $891.9 million at the end of the year, from $970.2 million at the end of 2001. Total net debt decreased 1.6% to $822.8 million at December 31, 2002, from $836.6 million at December 31, 2001.

          Other income increased to $36.4 million in 2002 from other expense of $10.9 million in 2001. The $47.2 million year over year difference is primarily the result of a $48.6 million gain from the sale of the 12.1% equity stake in Kaiser, the recording of a $2.8 million foreign exchange gain in 2002, in comparison to a $9.3 million foreign exchange loss in 2001, a $1.3 million decrease in the provision for contingencies, partially offset by a $2.2 million decrease in gains on sale of property and equipment and investments, a $0.8 million decrease in equity earnings of unconsolidated companies, a $0.4 million decrease in capital expenditure incentives from Coca-Cola, and a $12.7 million increase in non-recurring and other charges.

          The consolidated effective income tax rate increased to 57.3% from 28.9% in 2001, primarily due to Venezuela's use of tax loss carry forwards in 2001, which affects the comparison, as well as because a majority of the earnings in 2002 were derived by fully tax-paying countries such as Mexico and Central America.

          As a result of the foregoing, Panamco recorded net income in 2002 of $33.2 million, or $0.28 per basic share ($0.27 per diluted share), compared to net income of $118.0 million, or $0.94 per basic share ($0.93 per diluted share), during 2001.

2001 COMPARED TO 2000

          Net sales increased 1.6% to $2.63 billion in 2001 versus 2000. Net sales growth was driven by an increase of 1.6% in consolidated unit case sales volume, to 1,242.2 million unit cases from 1,222.5 million unit cases in the year 2000. Soft drink sales volume for the year increased by 0.1%, reflecting increases of 2.1% in Brazil and 0.3% in Colombia, offset by decreases of 1.2% in the NOLAD region and 0.3% in Venezuela. Unit case sales volume of bottled water increased 3.9% to 247.8 million, and beer, sold in Brazil and Venezuela, increased 9.6% to 76.1 million unit cases. Volume and net sales growth during the year were positively impacted by Panamco's continued effort in introducing new products. New products have had the effect of broadening our portfolio to better meet consumer needs. Panamco was also active in introducing new presentations at both ends of the size spectrum. The smaller presentations are designed to capture consumers for whom the product would otherwise not be affordable while the larger presentations provide a more attractive alternative for in-home consumption.

          During the year 2000, Panamco had facilities reorganization and other charges, net of benefits, totaling $494.2 million. The following comparison of Panamco's 2001 and 2000 consolidated results of operations includes the effect of such charges and benefits. See "-- Items That Affect Historical or Future Comparability" for further discussion on Panamco's facilities reorganization and other charges and benefits.

          The cost of sales as a percentage of net sales increased to 49.3% in 2001, from 48.0% in 2000, mainly due to an increase in the cost of raw materials and packaging throughout most operations as well as a change in product mix towards non-returnables.

          Operating expenses as a percentage of net sales decreased to 40.0% in 2001 from 65.4% in 2000, mainly as a result of a 7.3% decrease in selling, general and administrative expenses, the result of the benefits associated with our reorganization programs, and a 24.1% decrease in depreciation and amortization, mainly the result of lower property and equipment balances and a lower goodwill cost basis. In addition, results for the year 2000 include $503.7 million in facilities reorganization charges. See "-- Items That Affect Historical or Future Comparability" for further discussion on Panamco's facilities reorganization and other charges and benefits.

          Operating income increased to $283.2 million in 2001 from a loss of $347.3 million in 2000, primarily as a result of the benefits of the reorganization programs initiated in 2000 and 1999.

          Net interest expense decreased to $98.0 million in 2001 from $110.4 million in 2000, due primarily to a 22.6% gross debt reduction to $970.2 million at the end of the year, from $1,253.8 million at the end of 2000. Total net debt decreased 21.2% to $836.6 million at December 31, 2001, from $1,062.0 million at December 31, 2000.

          Other expense, net decreased 53.1% to $10.9 million in 2001 from $23.2 million in 2000, primarily caused by a $5.7 million increase in gains on sale of property and equipment and investments, a $1.7 million increase in equity earnings of unconsolidated companies, a $0.8 million increase in capital expenditure incentives from Coca-Cola, and a $5.1 million decrease in non-operating charges, offset by a $1.1 million increase in foreign exchange losses primarily in Brazil due to a 18.7% devaluation of the Brazilian real during 2001.

          The consolidated effective income tax rate increased to 28.9% from 4.5% in 2000. The increase is mainly due to facilities reorganization charges of $503.7 million in 2000, of which $350.0 million was nondeductible for income tax purposes, which resulted in a loss before income taxes of $480.9 million.

          As a result of the foregoing, Panamco recorded net income in 2001 of $118.0 million, or $0.94 per basic share ($0.93 per diluted share), compared to a net loss of $504.7 million, or $3.92 per basic and diluted share, during 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

          We have financed our capital investments and acquisitions primarily through cash flow from operations and debt. We believe our future cash flow from operations and our borrowing capacity will be sufficient to fund our capital expenditures, acquisitions, dividends and working capital requirements.

          As a holding company, our principal internal sources of cash are dividends and inter-company loans from our subsidiaries. The amount of dividends payable by the subsidiaries to us is subject to general limitations imposed by the corporate laws of the respective jurisdictions of incorporation of such subsidiaries. Dividends paid to us and other foreign shareholders by certain of our subsidiaries are subject to investment registration requirements and withholding taxes. For a list of the withholding tax rate on dividends by country, see Note 20 to the "Notes to Consolidated Financial Statements."

          In February 2003, the Venezuela government imposed exchange rate controls. We do not expect such controls to affect our liquidity position in 2003 since we are not expecting our Venezuela subsidiary as a source of funds for the holding company this year. However, the continuation of such controls coupled with a marked improvement in the operating results of our Venezuelan subsidiary could in the future affect our ability to upstream dollars to the holding company, either by means of a dividend or inter-company loan, from such subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS

          We have not engaged in transactions with structured finance or special purpose entities and do not use off-balance sheet arrangements as a source of liquidity.

DEBT FINANCING

          Total consolidated indebtedness decreased to $891.9 million at the end of 2002, from $970.2 million at the end of 2001, consisting of $600.9 million at the holding company level and $291.0 million of subsidiary indebtedness. Of the total debt, 61.4% is long-term. The lower percentage of long-term debt relative to 2001 reflects the reclassification of the $150.0 million 8.125% Senior Notes maturing on April 1, 2003 (the "2003 Yankee Bonds"). Panamco will repay the 2003 Yankee Bonds with the proceeds of a $150.0 million bridge loan to be provided by ING Bank, which will be assumed in the proposed merger transaction by Coca-Cola FEMSA at the closing of the transaction. See "-- Overview -- Proposed Merger Transaction." If the merger is not consummated as planned, Panamco would have to refinance the bridge loan, which most likely would be through the issuance of a syndicated loan. The 2003 Yankee Bonds and Panamco's other public debt (Senior Notes due 2009) have been rated investment grade by Standard & Poor (BBB-) and Moody's (Baa3).

          Our dollar-denominated debt increased to 78.3% of the total at the end of 2002 from 67.5% at the end of 2001. The $78.4 million reduction in gross debt is mainly the result of a combination of a $19.5 million pay down of our syndicated loan and a reduction of debt held by our subsidiaries (primarily NOLAD with $70.0 million), offset by issuance of $60.0 million of debt ($50.0 million at December 31, 2002) at the holding company level to fund the Coca Cola de Panama acquisition. Approximately $118.3 million of debt in our Mexican operations carries a Standard & Poor's rating of MX-AA and approximately $50.6 million of debt in our Colombian operations carry a Duff & Phelps rating of AAA. Net debt decreased to $822.8 million at the end of 2002 from $836.6 million at the end of 2001.

          During the fourth quarter 2002, Panamco amended some of its debt covenants with its lenders. More specifically, Panamco amended its maximum Debt to EBITDA coverage from 2.25 to 2.35. As of December 31, 2002, Panamco had a Debt to EBITDA ratio of 2.33 and was in full compliance with its covenants, as amended. Any future failure by Panamco to meet its debt covenants or obtain a waiver from the lending banks could have a material and adverse effect on our financial condition.

CONTRACTUAL OBLIGATIONS

         Our contractual obligations as of December 31, 2002 are as follows:


                                                                  PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                              -----------------------------------------------------------------------------
                                                                LESS THAN                                        AFTER
                                                  TOTAL           1 YEAR       1 - 3 YEARS     4 - 5 YEARS       5 YEARS
                                              -----------------------------------------------------------------------------
   Bank loans and long-term obligations         $ 888,618       $ 343,419       $ 108,379       $ 146,820       $ 290,000
   Capital lease obligations                        3,244             990           2,254               -               -
   Operating leases                                15,410           4,639           6,512           4,259               -
   Purchase obligations                            54,290          20,961          33,329               -               -
   Other long-term liabilities reflected
      on the Balance Sheet under GAAP                   -               -               -               -               -
                                                 --------        --------        --------        --------        --------
   Total                                        $ 961,562        $370,009        $150,474        $151,079        $290,000
                                                =========       =========        ========        ========        ========

CAPITAL EXPENDITURES

          Total capital expenditures were $112.5 million, $83.1 million and $123.9 million in 2002, 2001 and 2000, respectively. During 2002, approximately 75%, 8%, 11% and 6% of such expenditures were made by Panamco NOLAD, Panamco Colombia, Panamco Venezuela and Panamco Brazil, respectively. Total purchases for bottles and cases were $38.4 million, $47.8 million and $73.7 million in 2002, 2001 and 2000, respectively. During 2002, approximately 57%, 29%, 13% and 1% of such expenditures were made by Panamco NOLAD, Panamco Colombia, Panamco Venezuela and Panamco Brazil, respectively.

          Our Board of Directors has established various criteria for the allocation of capital resources. The factors that management reviews in proposing three-year capital budgets include anticipated internal rates of return, pay-back periods, corresponding plans of Coca-Cola and anticipated levels of earnings and debt in the country in which such expenditures are proposed to be made. During 2003, we estimate that we will have aggregate capital expenditures of approximately $138.6 million. In addition, we expect to invest approximately $61.5 million in bottles and cases. Estimates of capital expenditures and bottles and cases purchases are based on our current expectations and are subject to change. Actual costs may exceed estimates or we may reallocate or alter our capital budget. We intend to fund our capital expenditure program with cash on hand, consolidated cash flow from operations and borrowings at the holding and subsidiary level.

          Coca-Cola, from time to time, provides incentives for its bottlers to make particular types of capital expenditures. During 2002, 2001 and 2000, such incentives consisted of grants, which are included as other income in "Other income (expense)" in the consolidated financial statements, and loans included in the indebtedness referred to above. See Note 21 of "Notes to Consolidated Financial Statements." Coca-Cola also provides cooperative advertising support to us.

SHARE REPURCHASES

          At December 31, 2001, we completed our $100.0 million share repurchase program adopted in 1999, increased to a total of $150.0 million by two $25.0 million supplements in 2001. In 2002, we adopted a new program (the "2002 Share Repurchase Program") to repurchase up to $40.0 million of our Class A Common Stock. During 2002, the Company repurchased 2,466,532 shares amounting to $36.8 million (including brokerage commissions). We are currently not repurchasing shares under the 2002 Share Repurchase Program, which can be expected to increase Panamco's liquidity.

CASH FLOWS

          Cash flow provided by operations amounted to $186.0 million in 2002, a $171.4 million decrease from 2001. The decrease was primarily the result of lower net income, the negative impact of exchange rates on our working capital balances and the gain on the sale of Kaiser.

          Cash used for investing activities amounted to $139.9 million in 2002 and primarily related to capital expenditures and purchases of bottles and cases. During 2001, cash provided from investing activities reached $26.5 million and included the release of investments in bank deposits for $125.0 million, which guaranteed bank loans obtained by subsidiaries and were therefore previously classified as non-current investments as well as $34.5 million proceeds from the sale of property, plant and equipment.

         Cash used for financing activities amounted to $90.9 million in 2002, a $353.7 million decrease from 2001. This decrease primarily reflects a reduction in the number of shares repurchased under our Share Repurchase Program as well as a decrease in the amount of gross debt repaid during 2002, as compared to 2001.

          At December 31, 2002, Panamco had consolidated cash and cash equivalents of $69.0 million, a decrease of 48.4% compared to $133.7 million as of December 31, 2001. At December 31, 2002, we had negative working capital of $432.1 million. This represents a decrease in working capital of $263.2 million from negative working capital of $168.9 million as of December 31, 2001 and is primarily impacted by the reclassification of the 2003 Yankee Bonds, from long-term obligations to current portion of long-term obligations. As noted above, Panamco has made arrangements to repay this instrument with the proceeds of a bridge loan to be provided by ING Bank. Excluding this amount, Panamco's working capital deficit at December 31, 2002 amounted to $282.1 million.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our business exposes us to many different market risks, such as fluctuations in interest rates, currency exchange rates and commodity prices. Consequently, we consider risk management as an essential activity in the course of our business. To address certain of these risks, we enter into various hedging transactions as described below. We utilize hedging strategies to mitigate those risks. Our hedging strategies may include the use of derivative instruments, such as forwards, futures and options, generally with terms not exceeding one year.

COMMODITY PRICE RISK

          Our largest exposure to commodity price fluctuations is for sugar. As a risk management practice, we may periodically utilize both futures and options contracts to hedge against an increase in the price of sugar. As of December 31, 2002, we did not hold any material positions for the purchase of commodities.

INTEREST RATE AND FOREIGN CURRENCY RISKS

          We hedge our exposure to changes in interest rates on certain of our financial instruments. From time to time, we enter into interest rate swap agreements to mitigate our exposure to changes in interest rates. Our currency exchange risk is generally related to the potential devaluation of the U.S. dollar against the Latin American currencies used in the countries in which we have operations. In each country where we operate, our sales are in local currencies, while our holding company debt is in U.S. dollars. Therefore, foreign currency exchange exposure relates primarily to our debt obligations in U.S. dollars. To mitigate the impact of currency exchange rate fluctuations, we may enter into foreign exchange forward contracts with financial institutions in order to lock in the exchange rates for anticipated transactions. As of December 31, 2002, these contracts had notional amounts of $7.5 million and an unrealized loss and fair value of approximately $22 thousand recorded in our statement of operations and balance sheet, respectively. Foreign exchange forward contracts generally have maturities or expirations not exceeding 12 months.

          The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. The table presents our debt obligations, principal cash flows and related weighted average interest rates by expected maturity dates and fair values. For interest rate swaps, the tables present notional amounts, outstanding at December 31, 2002, weighted average interest rates and fair values. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                                      EXPECTED MATURITY DATE                       2002             2001
                                        --------------------------------------------------- ----------------- ----------------
                                                                                     THERE-
                                          2003     2004     2005     2006     2007    AFTER    TOTAL   F.V.(3)  TOTAL   F.V.(3)
                                          ----     ----     ----     ----     ----   ------    -----   ------  ------   ------

 LONG-TERM OBLIGATIONS,
 INCLUDING CURRENT PORTION
 (Amounts in equivalent millions
    of U.S. dollars)
 Fixed Rate Debt (1)
   -  In U.S. dollars                    $ 13.3        -        -        -       -   $290.0   $303.3   $335.7  $457.1   $483.6
      Weighted average interest rate       2.5%        -        -        -       -     7.3%
   -  In Brazilian reals                 $  0.1        -        -        -       -        -   $  0.1   $  0.1  $  1.6 $    1.5
      Weighted average interest rate      10.0%        -        -        -       -        -
   -  In Guatemalan quetzals             $  1.5   $  0.5   $  0.5   $  0.5  $  0.4        -   $  3.4   $  3.1  $  4.5 $    4.4
      Weighted average interest rate      12.5%    11.5%    11.5%    11.5%   11.5%        -
   -  In Colombian pesos                      -        -        -        -       -        -        -        -  $ 17.1 $   17.1

                                                      EXPECTED MATURITY DATE                       2002             2001
                                        --------------------------------------------------- ----------------- ----------------
                                                                                     THERE-
                                          2003     2004     2005     2006     2007    AFTER    TOTAL   F.V.(3)  TOTAL   F.V.(3)
                                          ----     ----     ----     ----     ----   ------    -----   ------  ------   ------

      Weighted average interest rate          -        -        -        -       -        -
   -  In Mexican UDIS                         -        -        -   $118.3       -        -   $118.3  $ 117.3  $127.0 $  136.3
      Weighted average interest rate          -        -        -     8.7%       -        -
 Floating Rate Debt (2)
   -  In U.S. dollars (4)                $308.4   $ 85.6   $  1.1        -       -        -   $395.1  $ 400.7  $193.5 $  193.5
      Weighted average interest rate       4.4%     2.4%     3.3%        -       -        -
   -  In Colombian pesos (5)                  -        -   $ 22.9   $ 15.7  $ 12.0        -   $ 50.6   $ 50.6  $ 63.2 $   63.2
      Weighted average interest rate          -        -    10.5%    10.6%    9.6%        -
   -  In Mexican pesos (5)               $ 21.2        -        -        -       -        -   $ 21.2   $ 21.2  $102.0 $  102.0
      Weighted average interest rate       9.3%        -        -        -       -        -
   -  In Brazilian reals (5)                  -        -        -        -       -        -        -        -       -        -
      Weighted average interest rate          -        -        -        -       -        -        -        -       -        -
   -  In Costa Rican colon (5)                -        -        -        -       -        -        -        -  $  4.2 $    4.2
      Weighted average interest rate          -        -        -        -       -        -        -        -       -        -
                                  ----------------------------------------------------------------------------------------

        Total debt                       $344.5   $ 86.1   $ 24.5   $134.5  $ 12.4   $290.0   $892.0   $928.7  $970.2 $1,005.8
                                                                                              ======   ======  ====== ========
        Less bank loans                  $135.5
                                         ------

        Total 2003 long-term debt        $209.0
                                         ======

INTEREST RATE DERIVATIVE FINANCIAL
   INSTRUMENTS RELATED TO DEBT

Interest Rate Swaps

     Fixed to Variable (6)               $150.0        -        -        -       -        -   $150.0   $  0.4       -        -

         Average Pay Rate                  5.9%        -        -        -       -        -     5.9%        -       -        -

         Average Receive Rate              8.1%        -        -        -       -        -     8.1%        -       -        -

     Variable to Fixed (7)                    -        -        -        -       -        -   $250.0        -  $250.0 $   10.4

         Average Pay Rate                     -        -        -        -       -        -     6.4%        -    6.4%        -

         Average Receive Rate                 -        -        -        -       -        -     1.9%        -    4.4%        -
-------------------------

(1)  Fixed interest rates are weighted averages as contracted by us.
(2) Floating interest rates are based on market rates as of December 31, 2002, plus the weighted-average spread for us.
(3)  F.V. = Fair Value
(4)  Market interest rates are based on the U.S. dollar LIBOR curve.
(5) Market rates are based on the country benchmark or LIBOR and assume a flat yield curve.
(6) The fixed to variable interest rate swap matures on April 1, 2003 and its fair value is recorded as an asset of $0.4 million at December 31, 2002.
(7)  The variable to fixed interest rate swap matured on November 22, 2002.
     The fair value at December 31, 2001, for the variable to fixed interest rate swap was a liability of $10.4 million.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Attached hereto beginning at page F-1 and filed as a part of this Form 10-K are the financial statements required by Regulation S-X and the supplementary data required by Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On July 1, 2002, Panamco appointed Deloitte & Touche, LLP as its independent public accountant to replace Arthur Andersen LLP. For additional information, see Panamco's Current Report on Form 8-K, dated July 1, 2002, as filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Our Board of Directors presently consists of 9 members, whose terms are divided into three classes as set forth below. Coca-Cola currently has the contractual right to designate three nominees for election to the Board and currently designates Messrs. Fayard and Schimberg to the Board. Venbottling Holdings, Inc. ("Venbottling") presently has contractual rights to designate Gustavo A. Cisneros and Oswaldo J. Cisneros for election to the Board. All directors are elected for three-year terms.

          The following table sets forth the names and country of citizenship of the members of our Board, their tenure as directors and the year in which their next term will expire:


                                                                      COUNTRY OF         DIRECTOR         TERM
NAME                                                                  CITIZENSHIP         SINCE          EXPIRES
--------------------------------------------------------------     --------------        --------        -------
Gustavo A. Cisneros..........................................        Venezuela             1997           2003
Oswaldo J. Cisneros..........................................        Venezuela             1997           2003
Gary P. Fayard...............................................        U.S.A.                2001           2005
Craig D. Jung................................................        U.S.A.                2002           2004
Wade T. Mitchell.............................................        U.S.A.                1986           2004
James J. Postl...............................................        U.S.A.                2000           2005
Henry A. Schimberg...........................................        U.S.A.                2000           2005
Houston Staton...............................................        Colombia              1997           2005
Woods W. Staton Welten.......................................        Colombia              1982           2003


          The following table sets forth the names, ages and tenures of our executive officers:

                                                                                                             TOTAL YEARS
                                                                                                                WITH
NAME                                   AGE                         POSITION                        SINCE       PANAMCO
----------------------------------    -----   --------------------------------------------------  ------     -----------
Woods W. Staton Welten...........       52    Chairman of the Board                                2002         20
Craig D. Jung....................       49    President and Chief Executive Officer                2002          1
Henry A. Schimberg................      70    Vice Chairman of the Board                           2000          3
Annette Franqui...................      40    Vice President--Chief Financial Officer, Treasurer   2002          2
                                              and Assistant Secretary
Carlos Hernandez-Artigas..........      39    Vice President--General Counsel and Secretary        1994          9
Felipe Alvira.....................      40    Vice President--Colombian Operations (President of   2003         10
                                              Panamco Colombia)
Jose Antonio de Echavarri.........      43    Vice President--Venezuelan Operations (President     2002          8
                                              of Panamco Venezuela)
Paulo Sacchi......................      55    Vice President--Brazilian Operations (President of   2002         12
                                              Panamco Brazil)


          Officers are elected by our Board of Directors annually, and, subject to certain employment agreements, serve at the discretion of the Board of Directors. The backgrounds of the directors and the executive officers of the Company in alphabetical order are described below:

          Felipe Alvira was elected Operations Vice President-Colombia and President Panamco Colombia in January 2003. Mr. Alvira joined Panamco in 1993 as national product manager for Panamco Colombia, and became the regional director of the central zone for Panamco Colombia. From 1998 to 2000, Mr. Alvira served as the Vice President, Operations for Panamco Colombia and from 2000 to 2002 he served as the Executive Vice President of Panamco Colombia. Mr. Alvira is a citizen of Colombia.

          Gustavo A. Cisneros was elected a director of Panamco in June 1997. Mr. Cisneros is Chairman and Chief Executive Officer of the Cisneros Group of Companies, an organization that includes more than 50 companies in Latin America, Europe and the United States. Mr. Cisneros is a founding member of the International Advisory Board of the Council on Foreign Relations in New York, a former director of the International Advisory Committee of The Chase Manhattan Bank and a director of the Chairman's International Advisory Council of The Americas Society as well as a member of the Board of Overseers of the International Center for Economic Growth and the International Advisory Board of Power Corporation of Canada. Mr. Cisneros sits on the Board of Overseers at Babson College, the International Advisory Board of Columbia University, and at Harvard University's Advisory Committee of the David Rockefeller Center for Latin American Studies and the International Advisory Board of the Center for International Development. Mr. Cisneros is a member of the Board of Directors of America Online Latin America, Inc., and of the University Council at The Rockefeller University in New York. Mr. Cisneros is the cousin of Oswaldo J. Cisneros. Mr. Cisneros is a citizen of Venezuela.

          Oswaldo J. Cisneros was elected a director of Panamco in June 1997. Until late 2000, he was President of Telcel Cellular, C.A., the largest private cellular communications company in Venezuela, a company that he founded in partnership with Bellsouth International. He was the Chairman of Panamco Venezuela until May 1997. Mr. Cisneros is President and owner of Central Azucarero Portuguesa, a modern and productive sugar mill, President of Puerto Viejo Marina & Yacht Club and Director of Produvisa (glass manufacturing company). Mr. Cisneros is the cousin of Gustavo A. Cisneros. Mr. Cisneros is a citizen of Venezuela.

          Jose Antonio de Echavarri was elected President of Panamco Venezuela in December 2002. From April 2002 to September 2002, Mr. de Echavarri was Operations Vice President (General Director) of Panamco Bajio S.A. de C.V. Mr. de Echavarri served as Operations Vice President of Panamco Golfo S.A. de C.V. from January 1999 to March 2002 and Operations Vice President of Panamco Mexico Administracion S.A. from May 1997 to December 1998. Mr. de Echavarri is a citizen of Mexico.

          Gary P. Fayard was elected a director of Panamco in February 2001. Since December 1999, Mr. Fayard has been Senior Vice-President and Chief Financial Officer of The Coca-Cola Company. Mr. Fayard joined The Coca-Cola Company in April 1994. In July 1994, he was elected Vice-President and Controller. Prior to joining The Coca-Cola Company, Mr. Fayard was a partner with Ernst & Young LLP. Mr. Fayard has served as an alternate director of Coca-Cola FEMSA since 2000 and was designated by The Coca-Cola Company. Mr. Fayard is a citizen of the United States of America.

          Annette Franqui was elected Chief Financial Officer of Panamco in October 2002. Ms. Franqui joined Panamco as Vice President of Corporate Finance in April 2001. Prior to joining Panamco, Ms. Franqui spent close to ten years at JPMorgan Chase, where she was most recently the Managing Director in charge of Latin America Research, Sales and Trading. Earlier in her career at JPMorgan, Ms. Franqui was an Institutional Investor-ranked Latin American research analyst, covering food and beverage stocks and part of JPMorgan Chase's Latin American Mergers and Acquisitions team. Ms. Franqui also spent five years at Goldman, Sachs & Company, primarily in their London Corporate Finance Group. Ms. Franqui is a citizen of the United States of America.

          Carlos Hernandez was elected Secretary of Panamco in November 1993 and Vice President, General Counsel of Panamco in January 1994. From 1992 to October 1993, he was an associate at the law firm Fried, Frank, Harris, Shriver & Jacobson in New York City. Mr. Hernandez is a citizen of Mexico.

          Craig D. Jung was elected President and Chief Executive Officer of Panamco in September 2002. Mr. Jung joined Panamco as President and Chief Operating Officer in March 2002. From October 2000 to March 2002, Mr. Jung was the Chief Executive Officer of eOriginal, Inc., an e-commerce company. From July 1997 to October 1999, he served as the Chief Operating Officer of the Pepsi Bottling Group. From October 1996 to June 1997, Mr. Jung was the General Manager of South America and the Caribbean for the Pepsi-Cola Company. Mr. Jung is a citizen of the United States of America.

          Wade T. Mitchell was first elected a director of Panamco in June 1986. Mr. Mitchell is retired. Prior to January 1994, he was an Executive Vice President of SunTrust Bank in Atlanta, Georgia, for more than five years. Mr. Mitchell is a citizen of the United States of America.

          James J. Postl was elected a director of Panamco in July 2000. Mr. Postl served as President and Chief Executive Officer of Pennzoil-Quaker State Company until October 1, 2002. Mr. Postl joined Pennzoil-Quaker State Company in October 1998 as President and Chief Operating Officer. He was elected to his current position in May 2000. Prior to joining Pennzoil-Quaker State Company, Mr. Postl served as President of Nabisco Biscuit Company from 1996 to 1998. Prior to joining Nabisco, Mr. Postl held a variety management positions with PepsiCo, Inc. over a 19-year period. Mr. Postl is a citizen of the United States of America.

          Paulo J. Sacchi has been with Panamco for over twelve years. He was appointed Vice President-Brazilian Operations and President of Panamco Brazil in March 2002. From 1998 to March 2002, he was Panamco's Chief Financial Officer. He previously served as Vice-President-Operations of Panamco Brazil, and prior to that as Vice President-Strategic Planning and Vice President-Operations. Mr. Sacchi is a citizen of Brazil.

          Henry A. Schimberg was elected a director of Panamco in May 2000 and Vice Chairman of the Board in October 2000. Until the end of 1999, Mr. Schimberg served as President and Chief Executive Officer of Coca-Cola Enterprises Inc. Mr. Schimberg served as President and a director of Coca-Cola Enterprises Inc. since December 1991. He served as Chief Operating Officer from December 1991 until April 1998, when he became Chief Executive Officer. Mr. Schimberg has served on the board of Coca-Cola Enterprises as well as the boards of numerous state soft drink associations and the Canada-United States Fulbright program. Mr. Schimberg serves on the boards of directors of Coca-Cola Amatil Limited and Coca-Cola HBC S.A. Mr. Schimberg is a citizen of the United States of America.

          Houston Staton Welten was elected a director of Panamco in 1997. For more than four years prior to April 1997, he served on the Advisory Board of Panamco. He has been a director of 3 Points Technology, Inc. since May 1996. From 1992 through September 1995, Mr. Staton was an owner-operator of McDonald's in Caracas, Venezuela. He is the brother of Woods W. Staton Welten. Mr. Staton is a citizen of Colombia.

          Woods W. Staton Welten is Chairman of the Panamco board since 2002. He was first elected a director of Panamco in 1982. Mr. Staton Welten was the Vice President of Marketing for Panamco Colombia from 1980 to 1982 and has been the President of Arcos Dorados S.A., the Argentinean joint venture of McDonald's Corporation, since 1984. He is the brother of Houston Staton Welten. Mr.
Staton is a citizen of Colombia.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

          The Securities Exchange Act of 1934 requires the Company's directors, executive officers and any person owning more than 10% of the Company's Class A common stock to file reports with the Securities and Exchange Commission regarding their ownership of the Company's stock and any changes in such ownership. Based on our review of the copies of these reports and certifications given to us, we believe that the Company's executive officers, directors and 10% shareholders complied with their filing requirements for 2001, with the exception that: (i) Mario Gonzalez Padilla and Jose Antonio de Echavarri's initial report on Form 3 was not filed on a timely basis; (ii) Mr. Woods Staton failed to file two Form 4 reports on a timely basis with respect to two transactions; and (iii) Mr. Ruben Pietropaolo failed to file seven Form 4 reports on a timely basis with respect to ten transactions. Mr. Pietropaolo has subsequently filed a Form 5 to report these transactions immediately following this determination. Certain of Mr. Pietropaolo's transactions resulted in a "short-swing profit" in the amount of $52,870 pursuant to Section 16 (b) of the Securities Exchange Act of 1934. Mr. Pietropaolo has disgorged this short-swing profit to the Company.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

          The following table summarizes for the fiscal years ended December 31, 2002, 2001 and 2000, all compensation awarded to, earned by, or paid to
(i) all persons who served in the position of Chief Executive Officer during 2002, (ii) the Vice-Chairman of the Board of Directors, and (iii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving in executive officer capacities at the end of December 2002.


                                                    SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                              -------------------------------------- --------------------------------------------
                                                                            OTHER                     SECURITIES
                                                                           ANNUAL      RESTRICTED     UNDERLYING      ALL OTHER
                                                                           COMPEN-       STOCK       OPTIONS/SAR       COMPEN-
NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)    BONUS ($)    SATION ($)    AWARDS ($)       AWARDS        SATION ($)
----------------------------------- ------   ------------  ------------ ------------ -------------- --------------  -------------
Craig Jung                           2002       $487,500    417,500(1)  $147,331(2)             -         325,000     $22,303(3)
   Chief Executive Officer and
   President
Annette Franqui                      2002        303,550        94,660        2,700             -          70,000      30,889(3)
   Chief Financial Officer and       2001        208,095       199,500            -             -          80,000          2,240
   Treasurer
Carlos Hernandez-Artigas             2002        301,600        96,512   154,037(2)             -          45,000      39,783(3)
     Vice President - General        2001        256,800       139,200      202,298             -          35,000          9,280
     Counsel and Secretary           2000        228,000        13,600      226,033             -          25,900          5,494
Ruben Pietropaolo                    2002        500,000       138,000   248,550(2)             -         135,000      30,386(3)
   President - Panamco NOLAD(4)
Paulo J. Sacchi                      2002        400,000       160,000       15,282             -          65,000      51,970(3)
   President - Panamco Brazil        2001        343,957       208,800      229,135             -          65,000         64,303
                                     2000        325,000        27,600      224,600             -          64,320          8,737
Henry A. Schimberg                   2002              -             -            -             -           4,372              -
   Vice Chairman of the Board        2001              -             -            -             -           3,619              -
                                     2000              -             -            -  4,275,000(5)      251,910(6)              -
William G. Cooling                   2002              -             -            -             -               -   1,350,000(7)
     Former Chairman of the          2001              -             -            -             -           3,619              -
     Board and Former Chief          2000              -             -            -  5,700,000(5)      351,910(6)              -
     Executive Officer

------------------
(1)  Mr. Jung joined the Company in March 2002 and was appointed Chief
     Executive Officer and President in August 2002. 2002 Bonus amount includes a $125,000 sign-on bonus.
(2) Other Annual Compensation includes housing allowance of $52,748 for Mr. Hernandez and $120,000 for Mr. Pietropaolo, and moving expenses of $106,601 for Mr. Jung.
(3) Represents life insurance premiums and/or the Company's contribution to defined contribution plans.
(4) On March 26, 2003, Mr. Pietropaolo resigned as President of Panamco NOLAD, as President of Panamco Mexico and as the Company's Vice President for NOLAD Operations and, on March 27, 2003, he assumed the position as Vice President--Special Operations of the Company. See "--Employment Agreement-- Mr. Pietropaolo".
(5) On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 400,000 and 300,000 shares of restricted stock to the former Chairman and CEO and the Vice Chairman, respectively. By the terms of the restricted stock, one-third of the shares vested in July 2001 as a result of the share price exceeding the grant date share price by $5.00 for the required period of time. Pursuant to the restricted stock agreement, as amended, an additional one-third of the shares will vest if the share price exceeds the grant date share price by $10.00 or more on or before the fifth anniversary of the grant date, and the remaining one-third will vest in the event that the share price equals or exceeds the grant date share price by $15.00 or more on or before the sixth anniversary of the grant date. The holders are entitled to dividends on the entire amount of the restricted stock. The value of Messrs. Cooling and Schimberg's unvested restricted stock as of December 31, 2002 was $5,514,667 and $4,136,000, respectively. Non-vested shares will be forfeited to the extent that they do not vest by the applicable expiration date. In connection with the July 2001 vesting of the restricted stock, the Company loaned $1,193,555 and $801,335 to Mr. Cooling and Mr. Schimberg, respectively, which is the amount of their tax withholding triggered by the restricted stock vesting.

     Such loans bear interest at five percent per year and mature on the earlier of June 2006 or 30 days following termination of employment. Mr. Cooling has repaid his loan.
(6) On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 350,000 and 250,000 options, respectively, to Mr. Cooling and Mr. Schimberg at an exercise price of $14.25 per share. These options vest 50% upon issuance and 50% after one year. These options were in addition to the options granted to these persons in their capacity as directors for such year.
(7) Represents severance payment to Mr. Cooling. See "--Employment Agreements-Mr. Cooling."

OPTION GRANTS

          The table below sets forth information concerning stock options granted to the executive officers named in the "Summary Compensation Table" during the year ended December 31, 2002:

                           OPTION/SAR GRANTS IN 2002

                                                        % OF TOTAL
                             NUMBER OF SECURITIES      OPTIONS/SARS
                                  UNDERLYING            GRANTED TO                                              GRANT DATE
                             OPTIONS/SARS GRANTED      EMPLOYEES IN      EXERCISE OR BASE                     PRESENT VALUE
            NAME                    (#)(1)              FISCAL YEAR       PRICE ($/SHARE)   EXPIRATION DATE       ($)(2)
------------------------     --------------------      -------------     ----------------   ---------------   --------------

Craig Jung                             175,000               11.27%            $ 17.85          03/20/12       $ 1,393,000
Craig Jung                             150,000                9.66%               8.86          11/04/12           619,500
Annette Franqui                         70,000                4.51%               8.86          11/04/12           289,100
Carlos Hernandez-Artigas                45,000                2.90%               8.86          11/04/12           185,850
Ruben Pietropaolo                       70,000                4.51%              14.97          01/08/12           461,300
Ruben Pietropaolo                       65,000                4.18%               8.86          11/04/12           268,450
Paulo J. Sacchi                         65,000                4.18%               8.86          11/04/12           268.450
Henry A. Schimberg                       4,372                0.28%               8.86          11/04/12            18,056
-------------------
(1)   These options were granted under the "Equity Incentive Plan" under which the options vest over a three-year period.
(2)   The grant date present value of the options is based on the
      Black-Scholes option valuation model, whereby the weighted-average fair value at date of grant for options with an exercise price of $8.86 was
      $4.13, the options with an exercise price of $14.97 was $6.59 and the options with an exercise price of $17.85 was $7.96. The weighted-average assumptions for stock options granted during 2002 using the
      Black-Scholes option valuation model were: (i) risk-free interest rate of 3.58%, (ii) dividend yield of 2.49%, (iii) expected volatility of
      47.6%, and (iv) expected option term life of 6.4 years.

OPTION EXERCISES AND YEAR-END VALUES

          The table below sets forth information concerning the exercise of stock options by the executive officers named in the "Summary Compensation Table" during the year ended December 31, 2002 and the value of unexercised options as of December 31, 2002:

                                                                                             VALUE OF UNEXERCISED IN-THE
                                                                 NUMBER OF SECURITIES           -MONEY OPTIONS/SARS AT
                                   SHARES                       UNDERLYING UNEXERCISED       FY-END ($) (BASED ON $20.78
                                ACQUIRED ON      VALUE        OPTIONS/SARS AT FY-END (#)       PER SHARE) EXERCISABLE /
 NAME                           EXERCISE (#)  REALIZED ($)   EXERCISABLE / UNEXERCISABLE            UNEXERCISABLE
------------------------        ------------  ------------   ---------------------------     ---------------------------

Craig Jung                             0           $ 0                 0 / 325,000                 $ 0 / $ 2,300,750
Annette Franqui                        0             0            26,665 / 123,335               101,726 / 1,037,874
Carlos Hernandez-Artigas               0             0            112,532 / 76,968                 400,469 / 698,439
Ruben Pietropaolo                      0             0                 0 / 135,000                     0 / 1,181,500


      AGGREGATE OPTION/SAR EXERCISES IN 2002 AND FY-END OPTION/SAR VALUES

                                                                                             VALUE OF UNEXERCISED IN-THE
                                                                 NUMBER OF SECURITIES           -MONEY OPTIONS/SARS AT
                                   SHARES                       UNDERLYING UNEXERCISED       FY-END ($) (BASED ON $20.78
                                ACQUIRED ON      VALUE        OPTIONS/SARS AT FY-END (#)       PER SHARE) EXERCISABLE /
 NAME                           EXERCISE (#)  REALIZED ($)   EXERCISABLE / UNEXERCISABLE            UNEXERCISABLE
------------------------        ------------  ------------   ---------------------------     ---------------------------

Paulo J. Sacchi                        0             0           223,146 / 129,774               922,392 / 1,108,660
Henry A. Schimberg                     0             0             252,479 / 7,422                1,645,912 / 67,312
William G. Cooling                     0             0             357,392 / 3,050                2,305,494 / 15,198


PENSION PLANS

          The following table sets forth the annual retirement benefits that may be paid to a total of 23 executives of the Company (including Messrs. Sacchi, Hernandez and Pietropaolo) that are participants in the Company's International Pension Plan, a non-qualified plan. To vest, the executive must have 10 years of service with the Company and retire after age 55. Benefits are payable at age 65 based on an executive's average annual salary and bonus for the 3 years preceding retirement. The Company, at its option, may make a lump sum distribution to an employee at retirement in lieu of annual benefits described in this table. Reduced benefits are applicable for early retirement starting at age 55. The years of credited service for Mr. Sacchi are 17.5 years, for Mr. Hernandez are 9 years and for Mr. Pietropaolo is 1 year.

                       INTERNATIONAL PENSION PLAN TABLE

                             YEARS OF CREDITED SERVICE WITH THE COMPANY
                     ----------------------------------------------------------
   REMUNERATION      15 YEARS    20 YEARS    25 YEARS    30 YEARS    35 YEARS
  ---------------    --------    --------    --------    --------    --------
    $ 100,000        $ 12,000    $ 16,000    $ 20,000    $ 24,000    $ 28,000
      200,000          24,000      32,000      40,000      48,000      56,000
      300,000          36,000      48,000      60,000      72,000      84,000
      400,000          48,000      64,000      80,000      96,000     112,000
      500,000          60,000      80,000     100,000     120,000     140,000
      600,000          72,000      96,000     120,000     144,000     168,000
      700,000          84,000      12,000     140,000     168,000     196,000
      800,000          96,000      28,000     160,000     192,000     224,000

          Mr. Jung's employment agreement with the Company provides him with a pension benefit that, commencing at age 62, will pay him annually an amount equal to the product of: (i) his years of service with the Company; (ii) his annual base salary and bonus payment (determined by averaging his final three years of service or shorter period if applicable); and (iii) 1.75%. The amount of this benefit is to be offset by the amount of any Company contributions on Mr. Jung's behalf to defined contribution plans. This pension benefit includes a 75% survivor benefit for Mr. Jung's spouse. The benefit vests after three years of service and Mr. Jung currently has one year of credited service. If Mr. Jung's employment with the Company is terminated without cause under his employment agreement, he will be credited with additional years of service equal to the lesser of two years or the remaining term of his employment agreement.

                             SERP FOR CRAIG JUNG

                           YEARS OF CREDITED SERVICE WITH THE COMPANY
                    --------------------------------------------------------
  REMUNERATION       3 YEARS     6 YEARS     9 YEARS    12 YEARS    15 YEARS
----------------    --------    --------    --------    --------    --------
   $ 1,000,000      $ 52,500    $105,000    $157,500    $210,000    $262,500
     1,100,000        57,750     115,000     173,250     231,000     288,750
     1,200,000        63,000     126,000     189,000     252,000     315,000

CASH BONUS PLAN

          We adopt each year a short-term incentive plan (the "Bonus Plan"), pursuant to which key executives of the Company and subsidiaries may receive bonus compensation based on Company performance and other factors, as determined by the Compensation Committee of the Board of Directors (the "Committee"). Under the Bonus Plan, each participant is assigned a target award expressed as a percentage of base salary. The actual award is based on the performance measures set forth in the Bonus Plan as determined by the Committee. For the 2003 Bonus Plan, the performance objectives are 20 percent based on individual objectives and 80 percent based on the following three financial objectives: sales volumes by physical case, net revenues per physical case and earnings before interest and taxes. Depending on the participant, the financial objectives may be measured on either a country basis, a regional basis (e.g, NOLAD) or on a Company-wide basis. The actual award may vary from 0 to 300 percent of a participant's target award. The Committee has the authority to select participants, to establish target awards and performance measures, and to make adjustments to awards. The target award percentages for the current executives included in the "Summary Compensation Table" are: Craig Jung, 75%, Annette Franqui, 50%, Carlos Hernandez, 45%, Paulo Sacchi, 50%, and Ruben Pietropaolo, 40%. Mr. Schimberg is not eligible for a bonus under the Bonus Plan or otherwise. The Committee may amend, suspend or terminate the Bonus Plan at any time.

EQUITY INCENTIVE PLAN

          We have an Equity Incentive Plan (the "Equity Incentive Plan"), the purpose of which is to further the growth, development and financial success of the Company by providing incentives to selected employees. Pursuant to the Equity Incentive Plan, options (including incentive stock options) to purchase shares of Class A Common Stock and restricted stock awards with respect to Class A Common Stock may be granted. A total of 14,200,000 shares of Class A Common Stock (subject to adjustment upon certain events) is available for grant. The Equity Incentive Plan is administered by the Committee. The Committee determines the terms and conditions of all grants, subject to certain limitations set forth in the plan. In 2002, we granted options to purchase 1,553,348 shares of Class A Common Stock under the Equity Incentive Plan.

STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS

          We have a Stock Option Plan for Nonemployee Directors (the "Stock Option Plan for Nonemployee Directors"), the purpose of which is to attract and retain the services of experienced and knowledgeable nonemployee directors and nonemployee members of the advisory board of the Company. The Stock Option Plan for Nonemployee Directors provides each nonemployee director with an option to purchase a specified number of shares of Class A Common Stock. A total of 190,000 shares of Class A Common Stock is available for grant. The Stock Option Plan for Nonemployee Directors is administered by the Board of Directors or a subcommittee thereof. The Board of Directors has the discretion to amend, terminate or suspend the Stock Option Plan for Nonemployee Directors at any time. All options granted under the Stock Option Plan for Nonemployee Directors expire 10 years from the date of issuance. In 2002, we granted each nonemployee director options to purchase 4,372 shares of Class A Common Stock of an exercise price of $8.86.

EMPLOYMENT AGREEMENTS

          The Company has employment agreements with each of the executive officers named in the "Summary Compensation Table".

          MR. JUNG. Our employment agreement with Mr. Jung, as amended, provides for an initial term ending March 19, 2005 (which is automatically extended for additional one-year periods unless we or Mr. Jung provide six months advance notice that the term will not be renewed), pursuant to which Mr. Jung serves as our Chief Executive Officer and President, and as a member of our board of directors, reporting solely and directly to the board of directors. Mr. Jung's employment agreement currently provides for a minimum annual salary of $716,625, a target annual bonus in an amount equal to 75% of his annual base salary and an annual stock option grant having a Black-Scholes value on the date of grant in an amount equal to 265% of his annual base salary. Mr. Jung received a $125,000 sign-on bonus in March 2002 when we originally entered into this agreement. We also reimbursed Mr. Jung on a grossed-up basis for costs incurred in relocating him and his family to his new principal place of employment in Miami, Florida. In the event of a subsequent relocation of our principal offices to a new location outside of the Miami, Florida area to which Mr. Jung consents, he will be entitled to similar reimbursements of costs in connection with the subsequent relocation of his residence.

          The agreement provides that Mr. Jung is entitled to participate in the Company's Equity Incentive Plan and any other equity or long-term incentive plans on at least as favorable basis as other similarly-situated executives, and is eligible to participate in all pension (including any 401(k) plan), savings, profit-sharing and deferred compensation plans offered to our senior executives. In addition, Mr. Jung and his dependents are eligible to participate in all employee benefit programs applicable to senior executives generally, in each case at a level and on terms and conditions consistent with his positions and no less favorable than those provided to other senior executives and with certain minimum levels of disability, life insurance and accidental death and dismemberment coverages. Mr. Jung is entitled to perquisites on the same basis as made available to our other non-expatriate senior executives, and an automobile allowance, reimbursement of fees and dues for one country club membership, tax and financial planning services and an annual executive physical. Mr. Jung is also entitled to receive a supplemental pension benefit as described above under the caption "--Pension Plans".

          If Mr. Jung's employment is terminated by the Company (other than due to death, disability or cause) or by Mr. Jung as a constructive termination without cause (as defined in his employment agreement), then Mr. Jung will be entitled to receive the following benefits: (1) base salary through the termination date, (2) a pro-rata target bonus for the year of termination, (3) an amount equal to two times his base salary, at the annualized rate in effect on the termination date, payable in 24 monthly installments, (4) an amount equal to two times target bonus for the year of termination, at the annualized rate in effect on the termination date, payable in 24 monthly installments, (5) accelerated vesting of any outstanding stock options, each option to remain exercisable for 12 months following the termination date, and any other equity awards (if any) not yet vested, (6) continued participation in all welfare benefit plans until the earlier of the end of the 18-month period following the date of termination, or the date he receives like coverages and benefits from a subsequent employer (determined on a benefit by benefit basis), provided that he will receive an economic equivalent on an after-tax basis if the plans do not permit his continued participation, (7) relocation benefits up to $50,000, (8) for purposes of determining the amount of his supplemental pension benefit, additional service credit equal to the lesser of two years or the number of years remaining in the term of his employment agreement after his termination of employment, (9) any amounts earned, accrued or owing, but not yet paid to him and (10) other benefits, if any, in accordance with applicable plans, programs and arrangements of the Company and its affiliates. Upon a change in control (as defined in the Company's Equity Incentive Plan), any outstanding stock options will vest and remain exercisable in accordance with such plan and any other equity awards will fully vest. If the payments or benefits to Mr. Jung would result in a payment of an "excess parachute payment" for purposes of Section 280G of the Internal Revenue Code (and an imposition of an excise tax on Mr.
Jung), then the Company will provide a gross-up payment so that Mr. Jung will be placed in the same economic position on an after-tax basis as he would have been in had no excise tax been imposed.

          Mr. Jung is prohibited for a period of two years following the termination of his employment from competing directly or indirectly with, or soliciting employees from, the Company or disclosing proprietary or confidential information. In the event of any inconsistency between any provision of Mr. Jung's employment agreement and any other plan or arrangement of the Company (including the Change in Control Plan), the provision most favorable to Mr. Jung shall govern.

          MS. FRANQUI. Our employment agreement with Ms. Franqui provides for an initial term ending October 6, 2005 (which is automatically extended for additional one-year periods unless we or Ms. Franqui provide six months advance notice that the term will not be renewed), pursuant to which Ms. Franqui serves as our Vice President and Chief Financial Officer, reporting solely and directly to the Chief Executive Officer. Ms. Franqui's employment agreement currently provides for a minimum annual salary of $325,000 and a target annual bonus in an amount equal to no less than 50% of her annual base salary. The agreement provides that Ms. Franqui is entitled to participate in the Company's Equity Incentive Plan and any other equity or long-term incentive plans on at least as favorable basis as other similarly-situated executives, and is eligible to participate in all pension (including any 401(k) plan), savings, profit-sharing and deferred compensation plans offered to our senior executives. In addition, Ms. Franqui and her dependents are eligible to participate in all executive benefit programs applicable to senior executives generally, in each case at a level and on terms and conditions consistent with her position. Ms. Franqui also receives an automobile allowance.

          Pursuant to Ms. Franqui's employment agreement with the Company, in the event that Ms. Franqui's employment is terminated by the Company (other than due to death, disability, cause or nonrenewal) or by Ms. Franqui as a constructive termination without cause (as defined in Ms. Franqui's employment agreement), then Ms. Franqui will be entitled to receive the following benefits: (1) base salary through the termination date, (2) a pro-rata target bonus for the year of termination, (3) an amount equal to 1.5 times her base salary, at the annualized rate in effect on the termination date, payable in 18 monthly installments, (4) an amount equal to 1.5 times target bonus for the year of termination, at the annualized rate in effect on the termination date, payable in 18 monthly installments, (5) accelerated vesting of any outstanding stock options, each option to remain exercisable for 12 months following the termination date, and any other equity awards (if any) not yet vested, (6) continued participation in all welfare benefit plans until the earlier of the end of the 18-month period following the date of termination, or the date she receives like coverages and benefits from a subsequent employer (determined on a benefit by benefit basis), provided that she will receive an economic equivalent on an after-tax basis if the plans do not permit her continued participation, (7) any amounts earned, accrued or owing, but not yet paid to her and (8) other benefits, if any, in accordance with applicable plans, programs and arrangements of the Company and its affiliates.

          Upon a change in control (as defined in the Company's Equity Incentive Plan), any outstanding stock options will vest and remain exercisable in accordance with such plan and any other equity awards will fully vest. If the payments or benefits to Ms. Franqui would result in a payment of an "excess parachute payment" for purposes of Section 280G of the Internal Revenue Code (and an imposition of an excise tax on Ms. Franqui), then the Company will provide a gross-up payment so that Ms. Franqui will be placed in the same economic position on an after-tax basis as she would have been in had no excise tax been imposed.

          Ms. Franqui is prohibited for a period of 18 months following the termination of her employment from competing directly or indirectly with, or soliciting employees from, the Company or disclosing proprietary or confidential information. In the event of any inconsistency between any provision of Ms. Franqui's employment agreement and the Change in Control Plan, the provision most favorable to Ms. Franqui shall govern.

          MR. HERNANDEZ ARTIGAS. Our employment agreement with Mr. Hernandez Artigas provides for an initial term that ended on September 30, 2002 (which is automatically extended for additional one-year periods unless we or Mr. Hernandez Artigas provide six months advance notice that the term will not be renewed), pursuant to which Mr. Hernandez Artigas serves as our Chief Legal Officer. Mr. Hernandez Artigas's employment agreement currently provides for him to receive a minimum annual salary of $301,600, plus additional compensation equal to 50% of his daily base salary for each vacation day accrued per year during the vacation period per year, and to be eligible to receive annual bonuses under the Company's annual bonus plan and to participate in the Company's Equity Incentive Plan. We also provided Mr. Hernandez Artigas with relocation assistance for costs incurred in relocating him and his family to his new principal place of employment in Miami, Florida, including a one-time relocation allowance, a three-year home rental allowance (payable at Mr. Hernandez Artigas's election in a discounted lump sum with a 25% premium) and a three-year cost-of-living transitional allowance (all such allowances are grossed-up for taxes), a 90-day interest free loan and reimbursements with respect to his former residence (either relating to selling the property or covering one year of maintenance costs).

          In addition, Mr. Hernandez Artigas is entitled to receive life insurance coverage in an amount equal to at least three times his base salary and target bonus, disability insurance coverages in an amount equal to 60% of base salary, specified health, medical, dental and vision coverages, and is eligible to participate in all other plans offered by the Company to is executives, including savings, pension, profit-sharing and deferred compensation plans. In addition, Mr. Hernandez Artigas is entitled to payment of luncheon club fees and dues, and fees for tax return, financial planning and/or estate planning advice. Prior to September 30, 2002, the Company also provided Mr. Hernandez Artigas with one first class round trip airfare per year for Mr. Hernandez Artigas, his spouse and his children to travel between Miami, Florida and his former country of residency, and tax equalization (on a grossed-up basis) in the event that any tax is assessed upon him in respect of any and all payments (other any taxes imposed in respect of grants of restricted stock and stock options) that is in excess of the tax that would have been assessed had he remained in his former employment location with the Company.

          If his employment is terminated by the Company (other than due to death, disability, or cause) or by Mr. Hernandez Artigas for good reason (as defined in his employment agreement), Mr. Hernandez Artigas will be entitled to receive the following benefits: (1) any unpaid base salary through the date of termination, (2) accrued but unpaid incentive bonus compensation, if any,
(3) payment for accrued and unused vacation days, (4) an amount equal to the greater of (a) two (2) times the base salary and target bonus for the year in which the termination occurs, or (b) the severance benefit as set forth and calculated under the employment laws of Mexico as in effect as of October 1, 1999, (5) a pro rata portion of the incentive bonus compensation, if any, for the bonus period during which termination of employment occurs, (6) continuation of employee benefits for a period of 1.5 years after the date of termination, in the manner and at such times as the benefits otherwise would have been payable or provided to him, or, if earlier, until similar benefits are obtained through new employment, and (7) reimbursement for moving and related expenses incurred as a result of his relocation back to his home country (collectively, the "Severance Benefits"). In the event that Panamco LLC is unable to provide any of the Severance Benefits, Mr. Hernandez Artigas will be entitled to cash in an amount equal to the value of that benefit. In addition, in the event of termination of employment under the circumstances described above, Mr. Hernandez Artigas will become immediately vested in his stock options and will have one year from the date of termination of employment to exercise such stock options.

          In the event Mr. Hernandez Artigas is offered to be relocated to any of the Company's operations under customary conditions and he refuses to accept such offer, Panamco LLC shall have the right to terminate his employment agreement for cause; provided, however, that Panamco LLC shall (x) pay him the greater of (A) an amount equal to one half (1/2) times his base salary and target bonus for the year in which the termination of employment occurs, or (B) the severance benefit as set forth and calculated under the employment laws of Mexico as in effect as of October 1, 1999, and (y) reimburse him for reasonable moving and related expenses incurred as a result of his relocation back to his home country. In addition, in such event Mr. Hernandez Artigas will have one year from the date of termination within which to exercise the portion of his stock options that was vested as of the date of termination.

          If the payments or benefits to Mr. Hernandez Artigas would result in a payment of an "excess parachute payment" for purposes of Section 280G of the Internal Revenue Code (and an imposition of an excise tax on Mr. Hernandez Artigas), then Panamco LLC will provide a gross-up payment so that he will be placed in the same economic position on an after-tax basis as he would have been in had no excise tax been imposed. Mr. Hernandez Artigas is prohibited for a period of two years following the termination of his employment (for any reason other than cause or good reason) from competing directly or indirectly with the Company. In addition, Mr. Hernandez Artigas is prohibited for a period of two years following the termination of his employment for any reason from disclosing proprietary or confidential information or soliciting the Company's employees or clients.

          MR. SACCHI. In connection with Mr. Sacchi's appointment as the President of Panamco Brazil and the Company's Vice President--Brazilian operations in February 2002, we entered into a employment agreement with Mr. Sacchi and terminated his previous employment agreement with the Company. The current agreement, as amended, provides for an annual base salary of $428,000 and expires December 31, 2003. At December 31, 2003, Mr. Sacchi will receive the following retirement benefits (the "Retirement Benefits"): (1) the benefits determined in accordance with the applicable provisions of the Company's International Pension Plan that governs the terms of his retirement; and (2) continued participation (for no additional cost) in the Panamco Brasil-sponsored health and life insurance plans until his 72nd birthday. In addition, at December 31, 2003, Panamco or Panamco LLC shall have the option (but not the obligation) to engage Mr. Sacchi as a consultant for a term of 18 months or more in exchange for the monthly payment of $31,111.11. If Mr. Sacchi's employment is terminated without cause or for good reason (each as defined in his employment agreement) prior to December 31, 2003, then he shall be entitled to receive the Retirement Benefits, an amount equal to his base salary and an amount equal to his target bonus. The same benefits shall also be provided to Mr. Sacchi if a change in control (as defined in his employment agreement) of Panamco-Brasil or Panamco shall occur on or before December 31, 2003, and on or before December 31, 2003, Mr. Sacchi's employment is terminated by Panamco-Brasil without cause or his employment is terminated for good reason.

         MR. SCHIMBERG. Our employment agreement with Mr. Schimberg provides for an initial term that ended on December 31, 2001 (which is automatically extended for additional six-month periods unless we or Mr. Schimberg provide three months advance notice that the term will not be renewed), pursuant to which Mr. Schimberg currently serves as a member of the board of directors and as Vice Chairman of the board of directors. Mr. Schimberg's employment agreement does not provide Mr. Schimberg with any entitlement to base salary or an annual bonus, except to the extent the board of directors otherwise provides in its sole discretion. On November 10, 2000, Mr. Schimberg received grants of stock options and restricted stock pursuant to the terms of his employment agreement with the Company (as described in the footnotes to the Summary Compensation Table). Mr. Schimberg's employment agreement also provides that he is entitled to participate in all fringe benefits and perquisites, including vacations, available to senior executives of the Company at levels, and on terms and conditions, that are commensurate with his positions and responsibilities.

          Mr. Schimberg's employment agreement provides that if Mr. Schimberg's employment is terminated by the Company other than due to disability or cause, or by Mr. Schimberg as a constructive termination without cause (as defined in Mr. Schimberg's employment agreement), then Mr. Schimberg will be entitled to a cash payment of $950,000 and any amounts of earned but unpaid compensation as a director, benefits and other additional benefits in accordance with applicable plans, programs and arrangements with the Company and its affiliates, provided that the lump sum payment is not payable in connection with a constructive termination without cause the sole basis of which is that a new full-time Chief Executive Officer of the Company has commenced employment or in connection with a termination of employment upon expiration of the then scheduled term of his employment agreement. If the payments or benefits under Mr. Schimberg's employment agreement would result in a payment of an "excess parachute payment" for purposes of Section 280G of the Internal Revenue Code (and an imposition of an excise tax on Mr. Schimberg), then the Company will provide a gross-up payment so that Mr. Schimberg will be in the same economic position on an after-tax basis as he would have been in had no excise tax been imposed.

          MR. PIETROPAOLO. In connection with Mr. Pietropaolo's appointment as the President of Panamco NOLAD and the Company's Vice President--NOLAD operations in January 2002, we entered into an employment agreement with Mr. Pietropaolo. The agreement provides for an annual base salary of $456,730.78, plus $38,461.53 as Christmas bonus, plus $4,807.69 as vacation bonus. Mr. Pietropaolo is entitled to participate in the Company Annual Incentive Plan and is also entitled to participate in all pension, profit-sharing, vacation, insurance, hospitalization, medical health, disability and other employee benefit or welfare plan, program or policy that the Company may adopt, subject to eligibility and participation provisions set forth in the plan or program. Mr. Pietropaolo is entitled to a housing allowance of $120,000 per year for the first three years of employment and to a company car with a driver. Mr. Pietropaolo is entitled to a golf club membership and to one round trip plane ticket to the City of Buenos Aires per year.

          On March 26, 2003, Ruben Pietropaolo resigned as President of Panamco NOLAD, President of Panamco Mexico and as the Company's Vice President--NOLAD Operations and, effective March 27, 2003, he assumed the position of Vice President--Special Projects of the Company. On an interim basis, Juan Carlos Jaramillo, the Executive Vice President of Panamco Mexico, will lead the Company's operations in Mexico, Jose Francisco Vazquez will continue to lead the Company's operations in Central America, and Felipe Alvira will continue to lead the Copany's operations in Colombia. All three executives will report directly to the Company's Chief Executive Officer.

          In connection with this charge: (i) Mr. Pietropaolo's January 2002 employment agreement was terminated as he was paid the severance benefits required by Mexican law totaling approximately $35,000; (ii) the Company and Mr. Pietropaolo entered into a new agreement for his services as the Company's Vice President-- Special Projects that provides for the payment of $700,000 to Mr. Pietropaolo payable over the term of the agreement, which expires upon the earlier of September 30, 2003 or the closing of a change of control transaction, including the proposed merger transaction with Coca-Cola FEMSA;
(iii) Mr. Pietropaolo's existing stock options continue to be governed by the terms of the Company's Equity Incentive Plan; and (iv) Mr. Pietropaolo waived all benefits under the Company's Key Executive Retention, Severance and Non-Competition Plan.

          MR. COOLING. Mr. Cooling's employment agreement with the Company was terminated effective August 30, 2002, pursuant to a severance agreement between the parties. Under this severance agreement, the Company made a lump sum payment of $1,350,000, of which $950,000 was an obligation of the Company under Mr. Cooling's employment agreement. Mr. Cooling received no bonus payment for 2002 and has repaid all outstanding loans. See "--Summary Compensation Table".


CHANGE OF CONTROL PLANS

          In September 2002, Panamco adopted the Key Executive Retention, Severance and Non-Competition Plan and the Key Employee Retention, Severance and Non-Competition Plan (the "Change of Control Plans"), which provide benefits to designated executive officers and other employees of the Company. The Change in Control Plans provide that in the event a participant's employment with the Company is terminated without cause or as a result of an Involuntary Termination (which generally includes a termination of the employee's employment with the Company without cause or by the participant as a result of certain changes in the participant's duties, principal place of employment or salary and bonus opportunity), within the period (which we refer to as the window period) that commences 90 days prior to (a) the occurrence of a change in control of the Company (as defined in the Change of Control Plans) or (b) any public announcement of the intention to undertake a transaction that if completed would result in a change of control, and terminates upon the expiration of no more than three years following the date of such change in control, the participant will be entitled to receive the following benefits:

     o a cash severance payment in an amount which varies by participant from one-half to three times the participant's annual base salary plus target bonus;
     o continued provision of Panamco's standard group employee insurance coverages for a specified period, which varies by participant from six months to three years;
     o payment of all salary and accrued vacation pay earned through the date of termination of employment; and
     o if the participant is an expatriate (as defined in the Change in Control Plans), an additional cash payment of $25,000.

          The Change in Control Plans further provide that upon a change of control, each participant who is then employed by Panamco or whose employment terminated prior to the change of control as a result of an Involuntary Termination during the window period, shall become entitled to receive, in lieu of any payments that he or she may be entitled to receive under Panamco's annual incentive plan for the year in which the change of control occurs, a lump-sum payment equal to the product of (a) the participant's target bonus for the year in which the change of control occurs and (b) the number of days from January 1 to the date of the change of control divided by 365. If a participant's Involuntary Termination occurs prior to the date of the change of control, the participant's outstanding stock options and restricted shares of Panamco's Class A Common Stock granted under Panamco's Equity Incentive Plan will fully vest and, in the case of stock options, become exercisable as of the date of such termination of employment.

          If certain designated participants, including Messrs. Jung, Hernandez and Ms. Franqui, become subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then Panamco will provide such participants with a gross-up payment to place the participants in the same economic position on an after-tax basis that such participants would have been in had no excise tax been imposed. If any other participant becomes subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then the participant's benefits shall be reduced to the maximum amount as will result in no portion of the payments being subject to the excise tax (the "Safe Harbor Cap"), but only if the net after-tax amount that would be received by the participant, taking into account all applicable federal, state and local income taxes and the excise tax, is greater than the net after-tax amount that would be received by the participant if the payments are not reduced to the Safe Harbor Cap. To the extent that an executive receives any severance benefits under any other plan or arrangement, then the payments and benefits payable under the Change in Control Plans shall be reduced by a like amount.

          The proposed merger transaction with Coca-Cola FEMSA will result in a change of control under the Change of Control Plans.

DIRECTORS FEES

          Directors of the Company other than the Chief Executive Officer receive annual directors' fees of $35,000 and $1,000 per diem (or $500 per telephonic conference call) for attendance at Board of Directors and committee meetings. Committee chairmen receive $3,000 per year. Commencing September 2002, the Chairman of the Board is paid an aggregate annual fee of $170,000 per year for his services to the Company, but does not receive the per diem or per telephonic conference call amounts noted above. The Company provides medical insurance to its directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee during 2002 were Mr. Wade
T. Mitchell, Mr. Woods W. Staton Welten, Mr. James Postl, and Mr. Oswaldo Cisneros. In September 2002, Mr. Woods W. Staton Welten resigned from the Compensation Committee upon being named Chairman of the Board of the Company, an officer's position under Panamco's bylaws. There were no Compensation Committee interlocks during 2002.


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

          The following table sets forth information with respect to the beneficial ownership of Panamco's Class B Common Stock as of March 24, 2003 by
(1) each stockholder known by Panamco to own beneficially five percent or more of the outstanding shares of Panamco's Class B Common Stock, (2) each Panamco
(A) director, (B) executive officer and (C) "named executive officer" included in the "Summary Compensation Table", in each case known by Panamco to own shares of Panamco's Class B Common Stock and (3) all directors and executive officers as of March 24, 2003 as a group. As of March 24, 2003, there were 8,659,802 shares of Panamco's Class B Common Stock outstanding. There are no options to acquire shares of Panamco's Class B Common Stock. Unless otherwise indicated in a footnote, the business address of each person listed below is Panamco's corporate address.

                                                                             Amount and Nature of
Name and Address of Beneficial Owner of Class B Common Stock                 Beneficial Ownership      Percent of Class
-------------------------------------------------------------------          --------------------      ----------------
Mr. James M. Gwynn and Mr. Woods W. Staton Welten in the capacities
   as Voting Trustees under the Voting Trust Agreement (1), (2).........            5,155,052                 59.5%
The Coca-Cola Company (3)...............................................            2,167,064                 25.0%
Venbottling Holdings, Inc (4)...........................................              778,844                  9.0%
Gustavo A. Cisneros (5).................................................              272,217                  3.1%
Oswaldo J. Cisneros (6).................................................              265,765                  3.1%
Wade T. Mitchell........................................................               59,525                     *
Woods W. Staton Welten..................................................            3,408,838                 39.4%

                                                                             Amount and Nature of
Name and Address of Beneficial Owner of Class B Common Stock                 Beneficial Ownership      Percent of Class
-------------------------------------------------------------------          --------------------      ----------------
Houston Staton Welten...................................................                  466                     *
All Directors and Executive Officers as a group.........................            4,006,811                 46.3%

------------------

* Less than one percent.
(1) Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned as set forth opposite such person's name.
(2) The address of the Voting Trustees is c/o The Bank of Butterfield Executor & Trustee Co. Ltd., P.O. Box HM 195, Hamilton HM GX, Bermuda. Messrs. Gwynn and Woods Staton disclaim beneficial ownership of the shares held by the Voting Trust that are held on behalf of Voting Trust participants other than themselves.
(3) The address of The Coca-Cola Company is One Coca-Cola Plaza, Atlanta, Georgia, 30313. (4) The business address of Venbottling Holdings, Inc. is Calle 53 Este Marbella, Torre Swiss Bank, Segundo Piso, Panama, Republic of Panama.
(5) The business address of Gustavo A. Cisneros is Final Avenida La Salle, Edificio Venevision, Urb. Colina de los Caobos, Caracas, Venezuela. The shares of Panamco's Class B Common Stock beneficially owned by Gustavo A. Cisneros are held by Venbottling Holdings, Inc. Gustavo A. Cisneros is a director and indirect shareholder of Venbottling Holdings, Inc. and disclaims beneficial ownership of all shares held by Venbottling Holdings, Inc. other than those listed above.
(6) The business address of Oswaldo J. Cisneros is Av. Francisco de Miranda, Parque Cristal Piso #14, Torre Oeste, Caracas, Venezuela. All of the shares of Panamco's Class B Common Stock beneficially owned by Oswaldo J. Cisneros are held by Venbottling Holdings, Inc. Oswaldo J. Cisneros is a director and indirect shareholder of Venbottling Holdings, Inc. and disclaims beneficial ownership of all shares held by Venbottling Holdings, Inc. other than those listed above.

          The following table sets forth information with respect to the beneficial ownership of Panamco's Class A Common Stock as of March 24, 2003 by
(1) each stockholder known by Panamco to own beneficially five percent or more of the outstanding shares of Panamco's Class A Common Stock, (2) each Panamco
(A) director, (B) executive officer and (C) "named executive officer" included in the "Summary Compensation Table", in each case known by Panamco to own shares of Panamco's Class A Common Stock and (3) all directors and executive officers of Panamco as of March 24, 2003, as a group. As of March 24, 2003, there were 112,793,056 shares of Panamco's Class A Common Stock outstanding, of which 466,667 shares are subject to forfeiture under restricted stock agreements. Unless otherwise indicated in a footnote to the table set forth below or above, the business address of each person listed below is Panamco's corporate address.

                                                                   AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER OF CLASS A COMMON STOCK       BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
------------------------------------------------------------       --------------------      --------------------

The Coca-Cola Company........................................          28,458,626                   25.2%
Venbottling Holdings, Inc....................................          10,271,156                    9.1%
Gustavo A. Cisneros (2), (4).................................           3,594,659                    3.2%
Oswaldo J. Cisneros (3)......................................           3,509,563                    3.1%
William G. Cooling (4).......................................             594,154                       *
Gary P. Fayard (4)...........................................               1,206                       *
Wade T. Mitchell (4).........................................             117,449                       *
Paulo Sacchi (4).............................................             233,156                       *
Woods W. Staton Welten (4)...................................             910,701                       *
Houston Staton Welten (4)....................................           3,576,788                    3.2%
Craig D. Jung (4)............................................              50,000                       *
James J. Postl (4)...........................................               4,313                       *
Henry A. Schimberg (4).......................................             352,475                       *
Annette Franqui (4)..........................................              26,665                       *
Ruben Pietropaolo (4)........................................             111,667                       *
Carlos Herandez Artigas (4)..................................             112,832                       *

                                                                   AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER OF CLASS A COMMON STOCK       BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
------------------------------------------------------------       --------------------      --------------------

Felipe Alvira (4)............................................              81,566                       *
Jose Antonio de Echavarri (4)................................              55,133                       *

All Directors and Executive Officers as a group..............          13,330,493                   11.8%

------------------
* Less than one percent
(1) Shares subject to options are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.
(2) Includes 3,589,923 shares of Panamco's Class A Common Stock held by Venbottling. Mr. Gustavo Cisneros is a director and indirect shareholder of Venbottling. Mr. Cisneros disclaims beneficial ownership of all shares held by Venbottling other than those listed above.
(3) Includes 3,504,827 shares of Panamco's Class A Common Stock held by Venbottling. Mr. Oswaldo Cisneros is a director and indirect shareholder of Venbottling. Mr. Cisneros disclaims beneficial ownership of all shares held by Venbottling other than those listed above.
(4) Such shares include the following shares the directors and named executive officers have the right to acquire within 60 days through the exercise of vested stock options: Gustavo Cisneros, 4,736; Oswaldo Cisneros, 4,736; William G. Cooling, 357,392; Gary P. Fayard, 1,206; Wade
     T. Mitchell, 7,392; Paulo Sacchi, 233,146; Woods. W. Staton Welten, 7,392; Houston Staton Welten, 7,302; Craig D. Jung, 50,000; James J. Postl, 2,479; Henry A. Schimberg, 252,479; Annette Franqui, 26,665; Ruben Pietropaolo, 111,667; Carlos Hernandez, 112,532; Felipe Alvira, 81,566; Jose Antonio de Echavarri, 55,133; and for all Directors and Officers as a group, 1,315,823.

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

SERIES D PREFERRED STOCK

          Immediately prior to the effective time of the merger between the Company and Coca-Cola FEMSA, all shares of Class A Common Stock and Class B Common Stock beneficially owned by The Coca-Cola Company through its subsidiaries will be exchanged for newly issued shares of Series D Preferred Stock, par value $0.01 per share, of the Company at a one-to-one ratio.

          The holder of the Series D Preferred Stock (the "Holder") is not entitled to receive any dividends with respect to the Series D referred Stock and is entitled to a preference on the liquidation, dissolution or winding-up of the Company of $0.00001. Pursuant to the Certificate of Designation for the Series D Preferred Stock, we have agreed not to take certain actions without the approval of the Holder, including, but not limited to: (i) any alteration, amendment or modification of the Certificate of Designations of the Series D Preferred Stock and (ii) certain changes to our Articles of incorporation or By-laws.

          The Holder has no voting rights except as provided for above and except for any voting rights provided by law. The Holder has no right to purchase additional shares of unissued common stock of the Company in the future.

          The Series D Preferred Stock may not be transferred to any person other that Coca-Cola or a corporation 100% of the capital stock of which (other than directors' qualifying shares or shares held by persons to comply with local law) is owned, directly or indirectly, by Coca-Cola. Upon transfer in violation of such restrictions, the Series D Preferred Stock will convert automatically to a share of Class A Common Stock. In addition, the transfer of the Series D Preferred Stock is subject to certain restrictions contained in the Investment Agreement.

VOTING TRUST

          The beneficial owners of 5,155,052 shares of Class B Common Stock, who are no longer the holders of record of such shares, representing approximately 59.5% of the shares of such class, have entered into a Voting Trust Agreement, amended and restated as of April 20, 1993, as amended (the "Voting Trust"), for which Mr. James M. Gwynn and Mr. Woods W. Staton Welten act as the voting trustees (the "Voting Trustees"). The Voting Trust will expire on January 11, 2013. The Voting Trust may be amended at any time by the holders of voting trust certificates representing 70% of the shares subject to the Voting Trust. Under the terms of the Voting Trust, the Voting Trustees may vote as they, in their sole discretion, deem to be in the best interests of the holders of the voting trust certificates. However, the Voting Trustees are not permitted to vote on any proposal for a merger, consolidation or certain other significant transactions involving the Company, except as directed by the individual holders of the voting trust certificates (or, if no such direction is received, in accordance with the recommendation of our Board of Directors). The Voting Trustees have also agreed with Coca-Cola and Export (i) to vote for Coca-Cola's designees for election to our Board of Directors and
(ii) not to take any action or cause us to take any action the effect of which would circumvent or adversely affect or be inconsistent with any of the terms of the Series C Preferred Stock. The Voting Trustees have also agreed with Venbottling to vote for Venbottling's designees for election to our Board of Directors. Certain of the Voting Trustees are directors of the Company. See "Item 10 -- Directors and Officers of the Registrant."

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

SHAREHOLDER AGREEMENT WITH VENBOTTLING HOLDINGS, INC.

          Pursuant to a Shareholder Agreement dated May 9, 1997, entered into by us and Venbottling, Gustavo A. Cisneros and Oswaldo J. Cisneros have the right to be appointed to our board of directors. If Venbottling ownership of the total outstanding Common Stock of the Company decreases below 7.5%, Venbottling shall cause one of its representatives to resign from the board of directors and if its ownership decreases below 5% of the total outstanding Common Stock of the Company, Venbottling shall cause its representatives to resign from the board of directors. Venbottling has the right to request that we file a registration statement so as to permit or facilitate the sale or distribution of shares beneficially owned by it. Also, in certain circumstances when we propose to register under the Securities Act of 1933 shares of our Common Stock in connection with an underwritten offer for our own account we must offer Venbottling the opportunity to include in such registration statement shares of Common Stock beneficially owned by it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CISNEROS FAMILY

          Many of the raw materials and supplies used in Venezuela are purchased from companies owned by, related to, or affiliated with certain members of the Cisneros family, the former owners of Panamco Venezuela, as follows:

 ENTITY                                  MATERIAL SUPPLIED  AMOUNT PAID IN 2002*
 -----------------------------------     -----------------  --------------------
  Productos de Vidrio, S.A.                   Bottles            $ 12,418
  Central Azucarero Portuguesa, C.A.          Sugar                30,808
  Proyectos PET C.A.                           PET                  7,495
  Gaveras Plasticas Venezolanas, C.A.      Plastic cases              463
  C.A. Cerverceria Regional                    Beer                 3,448

  *  Stated in thousands of U.S. dollars

We believe the terms of such arrangements are no less favorable to us than those that could be obtained from independent third parties.

FRANCHISE ARRANGEMENTS

          Panamco has exclusive rights under its bottling agreements with The Coca-Cola Company to bottle and distribute Coca-Cola trademark soft drinks and water in all of the territories in which Panamco operates. Panamco also produces and distributes its proprietary brands. In 2002 and 2001, 74% of Panamco's unit case volume, respectively, was attributable to Coca-Cola products.

          These bottling agreements expire on various dates. In 1995, Panamco and The Coca-Cola Company agreed that all bottling agreements of Panamco's Mexican subsidiaries would have a uniform term ending in 2005, renewable for one additional ten-year term. In general, the Brazilian, Venezuelan, Nicaraguan, Costa Rican, Guatemalan and Colombian agreements are for five-year terms, renewable for one additional five-year term.

          The bottling agreements regulate the preparation, bottling and distribution of beverages in the applicable franchise territory. The bottling agreements authorize the bottlers to use the concentrates purchased from The Coca-Cola Company to bottle, distribute and sell a variety of beverages under certain brand names and in certain approved presentations and to utilize the trademarks of The Coca-Cola Company to promote these products. The Coca-Cola Company reserves the right to market independently or license post-mix products.

          The prices that The Coca-Cola Company may charge Panamco for concentrates are determined by The Coca-Cola Company from time to time at its discretion. The Coca-Cola Company currently charges Panamco a
                                      58
percentage of the weighted average wholesale price (net of taxes) of each case sold to retailers within each of Panamco's franchise territories. Panamco pays no additional compensation to The Coca-Cola Company under the licenses for the use of the associated trade names and trademarks. Where local law permits, The Coca-Cola Company has the right to limit the wholesale prices of its products. Total payments by Panamco to The Coca-Cola Company for concentrates were approximately $333.0 million and $361.1 million in 2002 and 2001, respectively.

          Panamco may not assign, transfer or pledge its bottling agreements, whether voluntarily, involuntarily or by operation of law, without the prior consent of The Coca-Cola Company. Moreover, Panamco may not enter into any contract or other arrangement to manage or participate in the management of any other bottler without the prior consent of The Coca-Cola Company. Panamco may not sell or otherwise transfer ownership of any bottling operation.

          As it has in the past, Coca-Cola may, in its discretion, contribute to our advertising and marketing expenditures (including pricing support) as well as undertake independent advertising and marketing activities. Coca-Cola has routinely established annual budgets with Panamco for cooperative advertising and promotion programs. In 2002 and 2001, Coca-Cola provided us with $33.5 million and $36.5 million in marketing support. Incentive payments that are related to the increase in volume of Coca-Cola products that result from such expenditures are treated as an offset against the costs of concentrates paid by Panamco to Coca-Cola.

          In 2002, we reached an agreement with Coca-Cola to convert our Risco water volume in Mexico to Coca-Cola's brand Ciel beginning in the first quarter of 2003. The conversion was done in exchange for a total consideration of $65.0 million to be paid by Coca-Cola. Approximately $56.4 million of this amount was paid in the first quarter of 2003, $3.6 million was already paid in the fourth quarter of 2002 and the remaining amounts will be paid in equal installments between 2003 and 2006. Income from the conversion will be deferred and recognized over the life of the contract, which is ten years.

VOTING TRUST

          Panamco has agreed to reimburse the fees and expenses incurred by the Voting Trust in connection with the proposed merger with Coca-Cola FEMSA, including with respect to the consideration, evaluation and negotiation of the transaction, and the review and execution of related documents, not to exceed $1.0 million, unless otherwise approved by Panamco. To date, Panamco has paid a retainer fee to the Voting Trust's legal advisor of $100,000.


ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (2) The Financial Statements and Schedule II--Valuation and Qualifying
            Accounts listed on the index on Page F-1 following are included herein by reference. All other schedules are omitted, either because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

       Exhibit No. Description of Exhibit

          3.1 Restatement of Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

          3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-12290).

          3.3 Certificate of Designation of the Series C Preferred Stock (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form F-4, File No. 333-7918.)

          3.4      Certificate of Designation of the Series D Preferred Stock.

          4.1 Indenture, dated as of July 11, 1997, by and between the Company and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form F-4, File No. 333-7918).

          4.2 Indenture, dated as of March 1, 1996, between the Company and Chemical Bank, as Trustee, in respect of the Company's 8.125% Senior Notes due 2003 (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement on Form F-4, File No. 333-7918).

          4.3 Supplemental Indenture, dated as of March 27, 1996, between the Company and Chemical Bank, as Trustee, in respect of the Company's 8.125% Senior Notes due 2003 (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form F-4, File No. 333-7918).

          4.4 Registration Rights Agreement, dated as of July 11, 1997, by and between the Company and Lazard Freres & Co. LLC (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form F-4, File No. 333-7918).

          9.1 Voting Trust Agreement as amended and restated as of July 15, 1993 (incorporated herein by reference to Exhibit 9.1 of the Company's Registration Statement on Form F-1, File No. 33-67978).

          9.2 Voting Trust Amendment, dated as of December 22, 2002 (incorporated by reference to Exhibit A to Exhibit DB to the Company's Rule 13e-3 Transaction Statement filed with the Securities and Exchange Commission on January 30, 2003, File No. 005-47468).

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

        10.10 Letter Agreement, dated May 9, 1997, among Atlantic Industries, Venbottling Holdings, Inc. and the Company (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.11 Letter Agreement, dated May 9, 1997, between The Coca-Cola Company and the Company (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.12 Letter Agreement, dated May 9, 1997, among Oswaldo Cisneros Fajardo, Gustavo Cisneros Rendiles, Ricardo Cisneros Rendiles, the Company and The Coca-Cola Company (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.13 Letter Agreement, dated May 9, 1997, between The Coca-Cola Company and Embotelladora Coca-Cola y Hit de Venezuela, S.A. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.14 Letter Agreement, dated May 9, 1997, among Oswaldo Cisneros Fajardo, Gustavo Cisneros Rendiles, Ricardo Cisneros Rendiles and the Company (incorporated herein by reference to Exhibit
                   10.16 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.15 Stock Purchase and Sale Agreement, dated August 14, 1997 among Maria Rosario Lacayo Gil de Graziano, Maria Gabriela Cardenal Lacayo, Manuel Ignacio Lacayo Gil and the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.16 Stock Purchase Agreement, dated March 25, 1998, among Interamerican Financial Corporation, the Company, Charver Incorporated and Carlos Humberto Gonzalez (incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form F-4, File No. 333-7918).

        10.17 Stock Purchase Agreement for Shares, dated as of September 15, 1998, among Diecity, S.A., Dixer Distribuidora de Bebidas, S.A. and Refrigerantes Do Oeste, S.A. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 20-F, File No. 1-12290).

        10.18 Escrow Agreement, dated as of September 30, 1998, by and among Dixer Distribuidora de Bebidas, S.A., Yetready S.A. and Discount Bank and Trust Company (incorporated herein by reference to Exhibit 10.3 of the Company's Form 20-F, File No. 1-12290).

        10.19 Customer's Outsourcing Agreement, dated December 1, 2000, between Administracion S.A. de C.V. and E.D.S. de Mexico S.A. de C.V. (incorporated herein by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.20 Customer's Outsourcing Agreement, dated December 1, 2000, between Spal Industria Brasilera de Bebidas, S.A. and Electronic Data Systems do Brazil Ltda. (incorporated herein by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.21 Customer's Outsourcing Agreement, dated December 1, 2000 between Panamco Colombia, S.A. and Electronic Data Systems Colombia S.A. (incorporated herein by reference to Exhibit
                   10.36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.22 Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco de Venezuela, S.A. and Electronic Data Systems de Venezuela "EDS" C.A. (incorporated herein by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.23 Customer's Outsourcing Agreement, dated December 1, 2000, between Embotelladora Panamco Tica, S.A. and Electronic Data Systems (EDS) de Costa Rica S.A. (incorporated herein by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.24 Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco de Nicaragua, S.A. and Electronic Data Systems (EDS) de Nicaragua y Cia. Ltda. (incorporated herein by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.25 Customer's Outsourcing Agreement, dated December 1, 2000, between Embotelladora Central, S.A. and Electronic Data Systems (EDS) de Guatemala S.A. (incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.26 Customer's Outsourcing Agreement, dated December 1, 2000, between Panamco L.L.C. Electronic Data Systems Corporation. (incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).

        10.27 Employment Agreement between the Company and Carlos Hernandez-Artigas. (incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-12290).*

        10.28 Employment Agreement between the Company and Henry A. Schimberg (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 1-12290).*

        10.29 Financial Lease Agreement, dated as of September 5, 2001, by and among Panamco de Venezuela, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-12290).

        10.30 Promissory Note, dated as of September 14, 2001, by and among Panamco de Nicaragua, S.A., as borrower, Citibank, N.A., as lender, and the Company, as guarantor (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-12290).

        10.31 Credit Agreement by and among the Company as Borrower, ING Bank (Mexico) Institucion de Banca Multiple, ING Baring Grupo Financiero (Mexico) S.A. de C.V. as the Bank, and Panamco Mexico, S.A. de C.V. and Panamco Golfo, S.A. de C.V. as the Guarantors, dated as of December 18, 2001 (incorporated by reference to Exhibit 39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.32 Debt Acknowledgement and Obligor Substitution Agreement by the Company as Original Obligor, Panamco Mexico, S.A de C.V. as Substitute Obligor, Panamco Golfo S.A. de C.V. as Joint Obligor and Guarantor and ING Bank (Mexico) Institucion de Banca Multiple, ING Baring Grupo Financiero (Mexico) S.A. de C.V. as the Bank, dated as of December 18, 2001 (incorporated by reference to Exhibit 40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.33 Debt Acknowledgement and Obligor Substitution Agreement by Panamco Mexico, S.A de C.V. as Original Obligor, Panamco Golfo S.A. de C.V. as Substitute Obligor and ING Bank (Mexico) Institucion de Banca Multiple, ING Baring Grupo Financiero (Mexico) S.A. de C.V. as the Bank, dated as of December 18, 2001 (incorporated by reference to Exhibit 41 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.34 Credit Agreement by and among the Company as Borrower, BBVA Bancomer S.A. Institucion de Banca Multiple, Grupo Financiero BBVA Bancomer S.A. as the Bank, and Panamco Mexico, S.A. de C.V. and Panamco Golfo, S.A. de C.V. as the Guarantors, dated as of December 18, 2001 (incorporated by reference to Exhibit 42 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.35 Debt Acknowledgement and Obligor Substitution Agreement by the Company as Original Obligor, Panamco Mexico, S.A de C.V. as Substitute Obligor, Panamco Golfo S.A. de C.V. as Joint Obligor and Guarantor and BBVA Bancomer S.A. Institucion de Banca Multiple, Grupo Financiero BBVA Bancomer S.A. as the Bank, dated as of December 18, 2001 (incorporated by reference to Exhibit 43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.36 Debt Acknowledgement and Obligor Substitution Agreement by Panamco Mexico, S.A de C.V. as Original Obligor, Panamco Golfo S.A. de C.V. as Substitute Obligor and BBVA Bancomer S.A. Institucion de Banca Multiple, Grupo Financiero BBVA Bancomer S.A. as Bank, dated as of December 18, 2001 (incorporated by reference to Exhibit 44 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.37 US$ 130 Million Second Amended and Restated Credit Agreement entered by and among the Company as Borrower, the financial institutions listed therein as Lenders, ING (US) Capital L.L.C. as Administrative Agent and The Chase Manhattan Bank, as the Syndication Agent, dated as of October 29, 2001 (incorporated by reference to Exhibit 45 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).

        10.38 Restricted Stock Agreement, dated as of November 10, 2000, between the Company and William Cooling (incorporated by reference to Exhibit 54 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.39 Restricted Stock Agreement, dated as of November 10, 2000, between the Company and Henry Schimberg (incorporated by reference to Exhibit 55 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.40 Stock Option Agreement, dated as of November 10, 2000, between the Company and William Cooling (incorporated by reference to Exhibit 56 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.41 Stock Option Agreement, dated as of November 10, 2000, between the Company and Henry Schimberg (incorporated by reference to Exhibit 57 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.42 Promissory Note, dated as of June 21, 2001, from Henry A. Schimberg to the Company (incorporated by reference to Exhibit 59 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.43 Promissory Note, dated as of August 14, 2001, from Henry A. Schimberg to the Company (incorporated by reference to Exhibit 60 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.44 Termination Agreement and General Release, dated as of October 7, 2002, between the Company and Mario Gonzalez Padilla.*

        10.45 Employment Agreement, dated as of February 27, 2002, between the Company and Craig Jung (incorporated by reference to Exhibit 62 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-12290).*

        10.46 First Amendment to Employment Agreement, dated as of April 8, 2002, between the Company and Craig Jung.*

        10.47 Second Amendment to Employment Agreement, dated as of July 1, 2002, between the Company and Craig Jung.*

        10.48 Third Amendment to Employment Agreement, dated as of November 4, 2002, between the Company and Craig Jung.*

        10.49 Share Subscription Agreement entered by and among Coca Cola de Panama as Seller and CA Beverages, Inc. as Buyer, dated as of October 2, 2002.

        10.50 Coca Cola OPA Trust Agreement entered by and among Coca Cola de Panama Compania Embotelladora, S.A. as the Settlor, Banco General, S.A. as the Trustee, Fundacion Pro Accionistas Minoritarios de Coca Cola de Panama y Cervecerias Baru-Panama as the Representative and CA Beverages, Inc., dated as of October 2, 2002

        10.51 Coca Cola Holdback Agreement entered by and among Coca Cola de Panama Compania Embotelladora, S.A. as the Settlor, Banco General, S.A. as the Trustee, Fundacion Pro Accionistas Minoritarios de Coca Cola de Panama y Cervecerias Baru-Panama as the Representative and CA Beverages, Inc., dated as of October 2, 2002.

        10.52 CBP OPA Trust Agreement entered by and among CA Beverages, Inc. as Settlor, Banco General, S.A. as Trustee, Fundacion Pro Accionistas Minoritarios de Coca Cola de Panama y Cervecerias Baru-Panama as the Representative, dated October 2, 2002.

        10.53 CBP Holdback Agreement entered by and among CA Beverages, Inc. as Settlor, Banco General, S.A. as Trustee, Fundacion Pro Accionistas Minoritarios de Coca Cola de Panama y Cervecerias Baru-Panama as the Representative, dated October 2, 2002.

        10.54 Amended and restated US$ 60 Credit Agreement entered by the Company as borrower and ING Bank, N.V. as lender, dated as of October 15, 2002.

        10.55 Amendment to the US$ 130 million Second Amended and Restated Credit Agreement dated as of November 20, 2002, entered by and among the Company as borrower and the financial institutions listed in the signature pages thereto as the consenting lenders.

        10.56 US$ 33 million Credit Agreement entered by and among Inarco International Bank, N.V. as lender, Panamco de Venezuela, S.A. as borrower, dated as of December 16, 2002.

        10.57 Memorandum of Understanding entered by and among Inter-American Financial Corporation, Florida Ice and Farm Co. and Heineken Finance, N.V., dated as of September 13, 2002.

        10.58 Limited Non-Competition Agreement entered by and among the Company, Embotelladora Panamco Tica, S.A., Florida Ice & Farm Co., Florida Bebidas, S.A., Heineken International B.V. and Heineken Finance, N.V., dated as of September 13, 2002.

        10.59 Employment Agreement entered by and among Annette Franqui and Panamco L.L.C., dated as of October 7, 2002.

        10.60 Letter Agreement between the Company and Woods W. Staton as Chairman of the Company, dated as of February 5, 2003.

        10.61 Second Amendment to Revolving Credit Agreement entered by and among Comerica Bank as the lender, Panamco de Venezuela, S.A. as the borrower and the Company as the guarantor, dated as of December 17, 2002.

        10.62 Amendment No 1 dated as of December 19, 2002 to the US$ 10 million guaranty dated as of August 19, 2002 made by the Company as the guarantor in favor of Banco Santander Central Hispano, S.A. in consideration of a US$ 10 million loan made by the lender to Panamco de Venezuela, S.A. on August 19, 2002.

        10.63 Agreement of Merger, dated as of December 22, 2002, among Coca-Cola FEMSA, S.A. de C.V., Midtown Sub, Inc. and Panamerican Beverages, Inc. (incorporated by reference to the Current Report on Form 8-K filed by Panamerican Beverages, Inc. with the Securities and Exchange Commission on December 24, 2002).

        10.64 Stockholder Agreement, dated as of December 22, 2002, among the persons set forth in Schedule A thereto, Woods W. Staton, II and James M. Gwynn, solely in their capacities as voting trustees and not individually of acting on behalf of the voting rust established pursuant to the Voting Trust Agreement, amended and restated as of July 15, 1993, the voting trust, Coca-Cola FEMSA, S.A. de C.V., Midtown Sub, Inc. and Panamerican Beverages, Inc. (incorporated by reference to the Current Report on Form 8-K filed by Panamerican Beverages, Inc. with the Securities and Exchange Commission on December 24, 2002).

        10.65 Consent and Agreement, dated as of November 14, 2002, among Panamerican Beverages, Inc., The Coca-Cola Company and The Coca-Cola Export Corporation (incorporated by reference to Exhibit (d)(5) to the Company's Rule 13e-3 Transaction Statement filed with the Securities and Exchange Commission on January 30, 2003, File No. 005-47468).

        10.66 Amendment, dated January 13, 2003, to Consent and Agreement, dated as of November 14, 2002, among Panamerican Beverages, Inc. to The Coca-Cola Company and The Coca-Cola Export Corporation (incorporated by reference to Exhibit (d)(6) to the Company's Rule 13e-3 Transaction Statement filed with the Securities and Exchange Commission on January 30, 2003, File No. 005-47468).

        10.67 Confidentiality Agreement, dated as of November 14, 2002, among Panamerican Beverages Inc., Fomento Economico Mexicano, S.A. de C.V. and Coca-Cola FEMSA, S.A. de C.V. (incorporated by reference to Exhibit (d)(7) to the Company's Rule 13e-3 Transaction Statement filed with the Securities and Exchange Commission on January 30, 2003, File No. 005-47468).

        10.68 Key Executive Retention, Severance and Non-Competition Plan, dated September 18, 2002.*

        10.69 Key Employee Retention, Severance and Non-Competition Plan, dated September 18, 2002.*

        10.70 Severance Agreement and Mutual Release between the Company and William G. Cooling, dated as of August 30, 2002 (incorporated by reference to Exhibit 99.1 of the Company's Current Report of Form 8-K, dated August 30, 2002, File No. 1-12290).*

        10.71 Employment Agreement, dated December 5, 2001, by and among the Company, SPAL, Industria Brasileira de Bebidas and Paulo Sacchi.*

        10.72 First Amendment to Employment Agreement, dated December 6, 2002, by and among the Company, SPAL, Industria Brasileira de Bebidas and Paulo Sacchi.*

        10.73      Executive Deferred Compensation Plan.

        10.74 Employment Agreement entered by and among Ruben Pietropaolo de Jong and Administracion SA de CV, dated as of January 8, 2002.*

        10.75 Amendment to Promissory Note, dated December 13, 2002, between the Company and ING Bank, N.V.

        10.76 Guaranty, dated as of December 16, 2002, made by the Company in favor of Citigroup, Inc.

         12.1      Computation of Ratio of Earnings to Fixed Charges.

         21.1      Subsidiaries of the Registrant.

         23.1      Consent of Independent Certified Public Accountants.

         23.2 Explanation Concerning Absence of Current Written Consent of Arthur Andersen, LLP.

         99.1 Certificate of the Chief Executive Officer and President of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(a)(3).

(a) During the fourth quarter of 2002, the Company filed Current Reports on Form 8-K dated November 4, 2002 with respect to "Item 9. Regulation FD Disclosure;" dated November 11, 2002 with respect to "Item 9. Regulation FD Disclosure;" and dated December 22, 2002 with respect to "Item 5. Other Events."

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PANAMERICAN BEVERAGES, INC.






Dated:  March 27, 2003          By: /s/ Annette Franqui
                                     -----------------------------------
                                     Annette Franqui, Vice President,
                                     Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 27, 2003          By: /s/ Craig D. Jung
                                     -----------------------------------
                                     Craig D. Jung, Director, President
                                        and Chief Executive Officer


Dated:  March 27, 2003          By: /s/ Woods W. Staton Welten
                                     -----------------------------------
                                     Woods W. Staton Welten, Director
                                        and Chairman of the Board



Dated:  March 27, 2003          By: /s/ Henry A. Schimberg
                                     -----------------------------------
                                     Henry A. Schimberg, Director and
                                        Vice Chairman of the Board


Dated:  March 27, 2003          By: /s/ Gustavo A. Cisneros
                                     -----------------------------------
                                     Gustavo A. Cisneros, Director


Dated:  March 27, 2003          By: /s/ Oswaldo J. Cisneros
                                     -----------------------------------
                                     Oswaldo J. Cisneros, Director


Dated:  March 27, 2003          By: /s/ Gary P. Fayard
                                     -----------------------------------
                                     Gary P. Fayard, Director


Dated:  March 27, 2003          By: /s/ Wade T. Mitchell
                                     -----------------------------------
                                     Wade T. Mitchell, Director

Dated:  March 27, 2003          By: /s/ James J. Postl
                                     -----------------------------------
                                     James J. Postl, Director


Dated:  March 27, 2003          By: /s/ Houston Staton
                                     -----------------------------------
                                     Houston Staton, Director

                                CERTIFICATIONS



I, Craig Jung, certify that:

     1. I have reviewed this annual report on Form 10-K of Panamerican Beverages, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 27, 2003
                                     /s/ Craig D. Jung
                                     -------------------------------------------
                                     Craig D. Jung
                                     Chief Executive Officer and President

I, Annette Franqui, certify that:

     1. I have reviewed this annual report on Form 10-K of Panamerican Beverages, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 27, 2003
                                     /s/ Annette Franqui
                                     -------------------------------------------
                                     Annette Franqui
                                     Vice President, Chief Financial
                                        Officer and Treasurer

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS PAGE

  Independent Auditors' Report..........................................   F-2

  Report of Independent Certified Public Accountants ...................   F-3

  Consolidated Balance Sheets at December 31, 2002 and 2001.............   F-4

  Consolidated Statements of Operations for each of the
      three Years in the Period Ended December 31, 2002.................   F-6

  Consolidated Statements of Shareholders' Equity and Comprehensive
      Income (Loss) for each of the three Years in the Period
      Ended December 31, 2002...........................................   F-7

  Consolidated Statements of Cash Flows for each of the three Years
      in the Period Ended December 31, 2002.............................   F-9

  Notes to Consolidated Financial Statements............................  F-11

  Report of Independent Certified Public Accountants on Schedule........  F-52

  Schedule II - Valuation and Qualifying Accounts.......................  F-53

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Panamerican Beverages, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Panamerican Beverages, Inc. (a Panamanian corporation) and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, of shareholders' equity and comprehensive income (loss) and of cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, before the reclassification discussed in Note 21, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated February 5, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows: (a) as described in Note 1 under the heading "Cost in Excess of Net Assets of Acquired Businesses", these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the transitional disclosures in Note 1 with respect to 2001 and 2000 included (i) agreeing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income
(loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying SFAS No. 142 (including any related tax effects), to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings(loss)-per-share amounts; (b) as described in Note 21, the 2000 consolidated statement of operations and related notes have been revised to reflect the reclassification of certain contingency accruals. Our audit procedures with respect to this reclassification described in Note 21 included (i) agreeing the reported amount to the previously issued consolidated financial statement, and (ii) testing the mathematical accuracy of the reclassification. In our opinion, the disclosures and the reclassification are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and reclassification and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
February 14, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP WHICH CEASED OPERATIONS, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. NO CHANGES WERE MADE TO THE 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS OTHER THAN THOSE REQUIRED BY THE ADOPTION IN 2002 OF EMERGING ISSUES TASK FORCE ISSUE NO. 01-09, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)" AS DISCLOSED IN NOTE 1 TO THE 2002 CONSOLIDATED FINANCIAL STATEMENTS AND THE RECLASSIFICATION DISCLOSED IN NOTE 21 TO THE CONSOLIDATED FINANCIAL STATEMENTS.


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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
      (STATED IN THOUSANDS OF UNITED STATES OF AMERICA ("U.S.") DOLLARS,
                          EXCEPT PER SHARE AMOUNTS)


                                                               DECEMBER 31,
                                                  -----------------------------
                                                       2002            2001
                                                  -------------    ------------
        ASSETS
Current assets:
     Cash and equivalents                         $    69,024       $   133,666
     Accounts receivable, net                         128,169           136,614
     Inventories, net                                 105,116           103,040
     Other current assets                              17,010            27,466
                                                   ----------        ----------

         Total current assets                         319,319           400,786

 Investments                                           82,375            28,522
 Long-term receivables                                  2,908             5,521
 Property, plant and equipment, net                   843,886         1,043,870
 Bottles and cases, net                               162,806           213,908
 Deferred income taxes, net of current portion         61,235            94,592
 Cost in excess of net assets acquired, net           836,657           869,056
 Other assets                                          18,419            36,771
                                                   ----------        ----------

   Total assets                                   $ 2,327,605       $ 2,693,026
                                                   ==========        ==========

        LIABILITIES & SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                             $   264,128       $   274,164
     Current portion of long-term obligations         208,914            75,439
     Bank loans                                       135,495            35,184
     Income taxes payable                              20,685            28,973
     Deferred income taxes                             22,687            28,043
     Sales and other taxes payable                     39,740            45,881
     Current portion of employee severance payments     3,451             3,081
     Employee profit sharing                           18,501            21,016
     Accrued facility reorganization charges            3,693             6,575
     Other accrued liabilities                         34,141            51,309
                                                   ----------        ----------

         Total current liabilities                    751,435           569,665
                                                   ----------        ----------

 Long-term liabilities:
     Long-term obligations, net of current portion    547,453           859,619
     Pensions and employee severance payments,
        net of current portion                         24,257            30,882
     Deferred income taxes, net of current portion     49,622            87,291
     Other liabilities                                 25,431            44,583
                                                   ----------        ----------
         Total long-term liabilities                  646,763         1,022,375
                                                   ----------        ----------
         Total liabilities                        $ 1,398,198       $ 1,592,040
                                                   ----------        ----------

                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (Continued)


                                                               DECEMBER 31,
                                                  -----------------------------
                                                       2002            2001
                                                  -------------    ------------
     Commitments and contingencies
        (Notes 16, 17 and 18)

     Minority interest in consolidated
        subsidiaries                              $    25,121       $    28,541
                                                   ----------        ----------


                  SHAREHOLDERS' EQUITY

          Class A common stock, $0.01
          par value; 500,000,000
          authorized; 136,974,151 and
          136,952,780 shares issued and
          112,169,150 and 113,237,031
          shares outstanding at December
          31, 2002 and 2001,
          respectively                                  1,370             1,369

          Class B common stock, $0.01
          par value; 50,000,000
          authorized; 11,037,711 and
          11,059,082 shares issued and
          8,659,802 and 8,681,245 shares
          outstanding at December 31,
          2002 and 2001, respectively                     110               111

          Series C preferred stock,
          $0.01 par value; 50,000,000
          shares authorized; 2 shares
          issued and outstanding at
          December 31, 2002 and 2001,
          respectively                                      -                 -
          Capital in excess of par value            1,602,265         1,591,827
          Retained earnings                           142,813           138,433
          Accumulated other comprehensive loss       (616,068)         (458,341)
                                                   ----------        ----------
                                                    1,130,490         1,273,399
          Less 27,182,910 and 26,093,586
          treasury shares held at
          December 31, 2002 and 2001,
          respectively, at cost                      (226,204)         (200,954)

             Total shareholders' equity               904,286         1,072,445
                                                   ----------        ----------

     Total liabilities and shareholders' equity   $ 2,327,605       $ 2,693,026
                                                   ==========        ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                               2002        2001         2000

Net sales                                $ 2,357,913  $ 2,630,772   $ 2,590,305
Cost of sales, excluding deprecia-
  tion and amortization shown
  separately below                         1,204,216    1,296,307     1,243,485
                                           ---------    ---------     ---------

Gross profit                               1,153,697    1,334,465     1,346,820
                                           ---------    ---------     ---------

Operating expenses:
  Selling and distribution                   582,726      609,287       627,633
  General and administrative                 169,140      204,897       250,491
  Depreciation and amortization              235,205      210,667       276,524
  Amortization of goodwill                         -       26,416        35,819
  Facilities reorganization and
    other charges                             35,421            -       503,659
                                           ---------    ---------     ---------
                                           1,022,492    1,051,267     1,694,126
                                           ---------    ---------     ---------
        Operating income (loss)              131,205      283,198      (347,306)
                                           ---------    ---------     ---------

Other income (expense):
  Interest income                              6,994       21,341        31,933
  Interest expense                           (85,312)    (119,390)     (142,299)
  Other income (expense), net                 36,352      (10,891)      (23,244)
                                           ---------    ---------     ---------
                                             (41,966)    (108,940)     (133,610)
                                           ---------    ---------     ---------
    Income (loss) before provision
      for income taxes                        89,239      174,258      (480,916)
Provision for income taxes                 ---------    ---------     ---------
                                              51,126       50,369        21,800
                                           ---------    ---------     ---------

    Income (loss) before minority
      interest                                38,113      123,889      (502,716)
Minority interest in earnings of
   consolidated subsidiaries                   4,871        5,865         1,944
                                           ---------    ---------     ---------

    Net income (loss)                    $    33,242  $   118,024   $  (504,660)
                                           =========    =========     ==========

Basic earnings (loss) per share          $      0.28  $      0.94   $     (3.92)
                                           =========    =========     =========
Basic weighted average shares
  outstanding                                120,602      125,559       128,833
                                           =========    =========     =========
Diluted earnings (loss) per share        $      0.27  $      0.93   $     (3.92)
                                           =========    =========     =========
Diluted weighted average shares
  outstanding                                121,172      126,655       128,833
                                           =========    =========     =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
        (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                            Shares                                      Amounts
                                      -----------------------  -------------------------------------------------------------------
                                                                                                    Accumu-
                                                                                                     lated
                                                                Common                               Other                Total
                                                                Stock      Capital in               Compre-    Treasury   Share-
                                                     Held in     $0.01     Excess of    Retained    hensive    Shares,   holders'
                                       Issued       Treasury   Par Value   Par Value    Earnings     Loss      At Cost    Equity
                                     ------------------------  -------------------------------------------------------------------

 Balance, December 31, 1999          148,011,864   18,658,707  $   1,480   $1,584,788   $ 586,196  $(363,269) $ (57,299) $1,751,896
  Comprehensive loss:
     Net loss                                  -            -          -            -    (504,660)         -          -    (504,660)
     Translation adjustments
       (including $1,972 from taxes)           -            -          -            -           -    (35,895)         -     (35,895)

     Pension plan                              -            -          -            -           -       (377)         -        (377)
                                                                                                                          ----------
     Total comprehensive loss                                                                                              (540,932)
                                                                                                                          ----------
  Share repurchase                             -      785,295          -            -           -          -    (13,675)    (13,675)
  Stock options exercised                      -      (25,000)         -          326           -          -         79         405
  Directors' compensation                      -      (38,159)         -          384           -          -        137         521
  Dividends declared
     ($0.24 per share)                         -            -          -            -    (30,904)          -          -     (30,904)
                                     -----------   ----------   ---------  ----------   ---------  ---------   --------  ----------

 Balance, December 31, 2000          148,011,864   19,380,843      1,480    1,585,498      50,632   (399,541)   (70,758)  1,167,311
  Comprehensive income:
     Net income                                -            -          -            -     118,024          -          -     118,024
     Initial effect on deferred
       taxes
       relating to the change in
       functional currency in the
       Colombian subsidiary                    -            -          -            -           -    (30,057)         -     (30,057)

     Translation adjustments
       (including $(17,308)
        from taxes)                            -            -          -            -           -    (25,997)         -     (25,997)

     Pension plan                              -            -          -            -           -     (2,746)         -      (2,746)
                                                                                                                        ----------
     Total comprehensive income                                                                                             59,224
                                                                                                                        ----------
  Share repurchase                             -    7,283,685          -            -           -          -   (133,198)   (133,198)
  Stock options exercised                      -     (336,580)         -        3,025           -          -      1,764       4,789
  Restricted stock issued                      -     (234,362)         -        3,304           -          -      1,238       4,542
  Dividends declared
     ($0.24 per share)                         -            -          -            -     (30,223)         -         -     ( 30,223)
                                     -----------   ----------  ---------   ----------   ---------  ---------   --------  ----------

 Balance, December 31, 2001          148,011,864   26,093,586   $  1,480   $1,591,827   $ 138,433  $(458,341) $(200,954) $1,072,445
                                     ===========   ==========   ========    =========    ========   ========   ========   =========

                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
        (STATED IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  (Continued)



                                            Shares                                      Amounts
                                     ------------------------  --------------------------------------------------------------------
                                                                                                    Accumu-
                                                                                                     lated
                                                                Common                               Other                Total
                                                                Stock      Capital in               Compre-    Treasury   Share-
                                                     Held in     $0.01     Excess of    Retained    hensive    Shares,   holders'
                                       Issued       Treasury   Par Value   Par Value    Earnings     Loss      At Cost    Equity
                                     ------------------------  -------------------------------------------------------------------


Balance, December 31, 2001           148,011,864   26,093,586  $   1,480    1,591,827   $ 138,433  $(458,341) $(200,954)  1,072,445
  Comprehensive income:
     Net income                                -            -          -            -      33,242          -          -      33,242
     Translation adjustments
       (including $(38,786)
       from taxes)                             -            -          -            -           -   (157,533)         -    (157,533)

     Pension plan                              -            -          -            -                   (194)         -        (194)
                                                                                                                         ----------

     Total comprehensive loss                                                                                              (124,485)
                                                                                                                         ----------
  Share repurchase                             -    2,466,532          -            -           -          -    (36,661)    (36,661)
  Stock options exercised                      -   (1,361,199)         -       10,324           -          -     11,280      21,604
  Treasury stock issued to acquire
     minority interest in subsidiary           -      (16,009)         -          114           -          -        131         245
  Dividends declared
     ($0.24 per share)                         -            -          -            -     (28,862)         -          -     (28,862)
                                               -            -          -            -           -          -          -           -
                                     -----------   ----------  ---------   ----------   ---------- ---------- ---------- -----------
 Balance, December 31, 2002          148,011,864   27,182,910  $   1,480   $1,602,265   $ 142,813  $(616,068) $(226,204) $  904,286
                                     ===========   ==========  =========   ==========   =========   ========   ========   =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                         2002            2001              2000
                                                                     -----------     -----------       -----------

     Cash flows from operating activities:
     Net income (loss)                                               $  33,242       $  118,024        $ (504,660)
                                                                     -----------     -----------       -----------
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                  235,205          237,083           312,343
        Gain on foreign currency remeasurement                         (12,011)          (5,541)          (11,664)
        Minority interest in earnings of consolidated subsidiaries       4,871            5,865             1,944
        Deferred income tax benefit and change in
          valuation allowance                                          (27,249)         (40,145)          (75,681)
        Provision for legal contingencies                                3,648              137             5,166
        Pensions and other employee benefits                            14,473           17,945             6,890
        Loss (gain) on sales of property, plant and equipment
          and investments                                                  193           (2,047)            3,642
        Equity in losses (gains) of unconsolidated companies,
          net of cash dividends received                                   290             (516)            1,189
        Noncash facilities reorganization charges (benefits)            16,908           (2,015)          415,088
        Nonoperating (benefits) charges                                (39,822)             874             5,977
        Other                                                           (9,146)           6,867             5,433
        Changes in operating assets and liabilities:
          Accounts receivable                                          (26,404)         (10,857)          (14,393)
          Inventories                                                   (8,045)             278            15,025
          Other current assets                                          (3,393)             999             6,506
          Long-term receivables                                         (3,116)           1,006             4,562
          Accounts payable and accrued expenses                         40,142           98,030            64,133
          Employee severance payments                                  (16,922)         (13,103)           (2,835)
          Other liabilities                                            (16,816)         (55,489)           58,774
                                                                     -----------     -----------       -----------
     Total adjustments                                                 152,806          239,371           802,099
                                                                     -----------     -----------       -----------

 Net cash provided by operating activities                             186,048          357,395           297,439
                                                                     -----------     -----------       -----------

 Cash flows from investing activities:
     Capital expenditures                                             (112,531)         (83,121)         (123,897)
     Purchases of bottles and cases                                    (38,388)         (47,826)          (73,746)
     Purchases of investments                                          (83,351)          (1,463)           (4,982)
     Proceeds from sales of investments                                 69,413          127,718            54,959
     Proceeds from sales of property, plant and equipment               24,972           34,465            18,164
     Acquisition of minority interest in consolidated subsidiaries           -                -              (965)
     Other                                                                   -           (3,306)                -
                                                                     -----------     -----------       ----------
 Net cash (used in) provided by investing activities                  (139,885)          26,467          (130,467)
                                                                     -----------     -----------       -----------


                                  (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                  (Continued)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                        2002             2001              2000
                                                                     -----------     -----------       -----------

Cash flows from financing activities:
     Payment of bank loans and other long-term obligations           $(143,485)      $ (529,145)       $ (302,596)
     Proceeds from bank loans and other long-term obligations           98,768          241,807           223,109
     Issuance of capital and treasury stock                             21,849            9,331               926
     Share repurchase                                                  (36,661)        (133,198)          (13,675)
     Payment of dividends to minority interest shareholders             (2,490)          (3,201)             (980)
     Payment of dividends to shareholders                              (28,862)         (30,223)          (30,904)
                                                                     -----------     -----------       -----------

Net cash used in financing activities                                  (90,881)        (444,629)         (124,120)
                                                                     -----------     -----------       -----------
Effect of exchange rate changes on cash and equivalents                (19,924)           2,660            (3,727)
                                                                     -----------     -----------       -----------

Net (decrease) increase in cash and equivalents                        (64,642)         (58,107)           39,125

Cash and equivalents at beginning of year                              133,666          191,773           152,648
                                                                     -----------     -----------       ----------

Cash and equivalents at end of year                                  $  69,024       $  133,666        $  191,773
                                                                     ===========     ==========        ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Cash paid during the year for:

       Interest                                                      $  78,330       $  109,078        $  126,566
                                                                     ===========     ==========        ==========
       Income taxes                                                  $  71,602       $  83,602         $   69,200
                                                                     ===========     ==========        ==========

NONCASH ACTIVITIES:
     Write-off of property, plant and equipment against
       accrued facilities reorganization charges                     $  16,908       $  (2,015)        $   54,451
                                                                     ===========     ==========        ==========
     Write-off of costs in excess of net assets acquired against
       accrued facilities reorganization charges                     $       -      $        -        $  350,000
                                                                     ===========     ==========        ==========


          The accompanying notes are an integral part of these consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


1)   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Operations

     The primary activity of Panamerican Beverages, Inc., a Panamanian corporation, and subsidiaries (collectively, the "Company"), is the production and sale of The Coca-Cola Company ("Coca-Cola") products and other beverages. The Company operates in Mexico, Central America (Guatemala, Nicaragua and Costa Rica), Colombia, Venezuela, and Brazil. In 1998, the "Panamco Central America" group was created, which consists of Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala. Prior to the second quarter of 2001, the financial condition and results of operations of these three companies were previously reported together as Panamco Central America. In February 1999, North Latin American Division ("NOLAD") was created, which consists of Panamco Mexico and Panamco Central America. The results of operations of Panamco Mexico and Panamco Central America are reported together and referred to in these financial statements as Panamco NOLAD. During 2002, the Company formed a joint venture to acquire an interest in the local Coca-Cola bottler in Panama, see Note 7.

     Approximately 89% of the Company's 2002 net sales were derived from the distribution of Coca-Cola products. Coca-Cola may be able to exercise influence over the conduct of the Company's business through rights maintained under bottler agreements with the Company and otherwise. The bottler agreements with Coca-Cola are renewed regularly, reflecting a long and ongoing relationship with Coca-Cola.

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

     As of December 31, 2002 and 2001, Coca-Cola was the Company's largest shareholder and owns approximately 25% of the Company's outstanding Class A shares, 25% of the Company's outstanding Class B shares and all of the Company's outstanding Series C Preferred Stock.

     The significant accounting policies of the Company and its subsidiaries are as follows:

     Basis of Consolidation

     The consolidated financial statements include the accounts and operations of Panamerican Beverages, Inc. and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interest in majority-owned subsidiaries has been recorded in the Company's consolidated financial statements representing the minority owners' share of subsidiary's net assets and earnings.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     Basis for Translation

     The accounts of the Company are maintained in United States of America ("U.S.") dollars. The accounts of the subsidiaries are maintained in the currencies of the respective countries.

     For the Company's subsidiaries that use their local currency as the functional currency, the assets and liabilities of these subsidiaries are translated at year-end exchange rates, and income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, except for intercompany loans of a long-term nature, are included in results of operations. For periods that the local economy is considered to be highly inflationary, the respective subsidiary's financial statements are remeasured into U.S. dollars.

     For the Company's subsidiaries that use the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at year-end exchange rates. All other assets and liabilities are remeasured at the historical rates of exchange prevailing at the time the items were originally recorded. Income and expense items are remeasured at average rates of exchange prevailing during the year, except for depreciation, amortization and materials consumed from inventories, which are translated at the rates of exchange in effect when the respective assets were acquired. Foreign currency remeasurement gains (losses) on monetary assets and liabilities have been included in the statement of operations accounts to which such items relate as shown below:

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2002            2001         2000
                                        -----------   -----------   ------------

     Net sales                          $  (4,846)    $     403      $    (92)
     Cost of sales and operating
       expenses                            17,107         2,517         7,959
     Interest and other income
       (expense)                             (572)        2,666         2,406
     Provision (benefit) for income
       taxes                                  322           (45)        1,391
                                         ---------      --------      --------
     Net remeasurement gain             $  12,011      $  5,541      $ 11,664
                                         =========      ========      ========

     Latin America

     The Latin American markets in which the Company operates are characterized by volatile and frequently unfavorable economic, political and social conditions. High inflation and high interest rates are common. The governments in the countries where the Company operates have responded in the past to high inflation by imposing price and wage controls or similar measures, although formal soft drink price controls in each country have been lifted or phased out. Certain countries in Latin America have also experienced significant currency fluctuations. Since the Company's cash flows from operations are generated primarily in the currencies of the subsidiaries, the Company is subject to the effect of fluctuations in the value of those currencies.

     During 2002, the Venezuelan government removed controls over the trading range of the country's currency, the Bolivar, allowing the exchange rate to be determined by market conditions. During 2002, the local currency decreased in value in relation to U.S. dollar by approximately 85%, which contributed to the net remeasurement gain for 2002 totaling $12.0 million. Subsequently, on February 5, 2003, the Venezuelan government imposed exchange rate controls, fixing the Bolivar's value to the U.S. dollar at 1,600 Bolivars to the U.S. dollar.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     During January 1999, the Brazilian Government changed its local currency exchange policy in relation to the U.S. dollar, allowing the exchange rate to be determined by market conditions without the establishment of a trading band. During 2002 and 2001, the local currency decreased in value in relation to the U.S. dollar by 52.3% and 18.7%, respectively, and the related exchange loss amounted to $0.9 million and $8.6 million, respectively, which was recorded in other income (expense). As of December 31, 2002 and 2001, the Brazilian subsidiaries have liabilities denominated in U.S. dollars subject to translation exchange gains or losses in the amount of $8.1 million and $5.5 million, respectively, and assets subject to translation effect in the amount of $17.4 million and $1.3 million, respectively.

     Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year presentation. Although not considered significant to the consolidated financial statements, the Company has, in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)", reclassified customer promotional payments that were previously classified as selling and distribution expenses as a reduction of net sales totaling $20.1 million and $9.1 million in 2001 and 2000, respectively.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results in subsequent periods could differ from those estimates. The most significant estimates with regard to these consolidated financial statements are related to the estimation of facilities reorganization charges, estimation of future cash flow generation for purposes of impairment testing of long-lived assets, including goodwill, realization of accounts receivable and inventories, useful life of bottles and cases and cold equipment, and the settlement of taxes and pensions.

     Revenue Recognition

     Revenues from sales are recorded at the time products are delivered to trade customers. Net sales reflect units delivered at selling list prices reduced by promotion allowances. The Company's frequency of delivery to its customers as well as the Company's prior experience indicates that sales returns are not significant. Therefore, no allowance for sales returns is recorded.

     Other Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and pension liability adjustments, and is presented in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

     Cash and Equivalents

     Cash and equivalents include cash on hand and in banks and certificates of deposit stated at cost plus income accrued up to the balance sheet date. Cash and equivalents have an original maturity of three months or less at the date of acquisition.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     Inventories

     Inventories are stated at the lower of average cost, determined using the first-in, first-out ("FIFO") method, or market. Components of inventory cost include bottled beverages, raw materials, and spare parts and supplies. Provisions, when necessary, has been made to reduce obsolete and slow-moving inventories to net realizable value.

     Investments

     The Company uses the cost method to account for certain equity investments in which it has a minority interest and does not exercise significant influence.

     As a general policy, investments in other companies in which the Company holds at least 20% of the outstanding shares, but less than 50%, are accounted for using the equity method, wherein the Company's participation in the earnings (losses) of those subsidiaries are recorded in income as earned, and dividends received in cash are applied to reduce the related investment. However, the ultimate decision regarding the application of the equity method of accounting is dependent upon the specific facts and circumstances of each investment.

     The Company's equity in earnings (losses) and the changes in the Company's equity of subsidiaries that are acquired or sold during the period are included in the consolidated financial statements from or until the date of the transaction.

     The Company holds an ownership interest in CA Beverages, Inc., a joint venture formed for the purposes of acquiring the Coca-Cola bottler and a beer company in the Republic of Panama (see Note 7).

     In addition, the Company has classified certain other investments as held-to-maturity investments under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the Company's intent to hold such investments to maturity and its ability to do so. These held-to-maturity investments are carried at amortized cost.

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

     Interest incurred with respect to long-term capital projects is capitalized. No interest was capitalized during 2002, 2001 or 2000.

     When an asset is sold or retired, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in results of operations for that year. Depreciation expense is calculated under the straight-line method for all subsidiaries over the estimated remaining useful lives of the assets.

     Included in depreciation expense is a provision to cover losses related to coolers that are placed with customers under rent-free agreements. This provision is adjusted, as necessary, to account for the loss of coolers.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     Bottles and Cases

     The Company utilizes the lower of the FIFO cost or market method for valuing bottles and cases on hand. Breakage of bottles and cases on hand is included in depreciation expense. For the years ended December 31, 2002, 2001 and 2000, breakage expense amounted to $33.1 million, $37.7 million, and $60.9 million, respectively.

     Bottles and cases include the cost of bottles and cases on hand and the unamortized portion of the capitalized cost of new introductions, net of any amounts collected for bottles and cases. The cost of new introductions is amortized over estimated useful lives ranging from three to six years for bottles and six to ten years for cases. Amortization expense of $39.9 million, $40.3 million, and $58.5 million was recorded in 2002, 2001 and 2000, respectively, and is included within depreciation and amortization expense in the consolidated statements of operations. Accumulated amortization at December 31, 2002 and 2001 amounted to $214.6 million and $207.9 million, respectively.

     A certain number of bottles and cases are permanently in circulation in the marketplace. The Company's practice is to accept returnable bottles and cases in lieu of deposits on new sales. In practice, the Company's customers generally do not return bottles and cases for refunds. Accordingly, funds received by the Company from customers for bottles and cases are netted against the Company's cost of acquiring bottles and cases.

     Cost in Excess of Net Assets of Acquired Businesses

     The cost in excess of net assets of acquired businesses ("goodwill") represents the residual purchase price after the allocation to all identifiable net assets acquired.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill to be tested for impairment and written down when impaired, rather than being amortized over useful lives, as previous standards required. SFAS No. 142 became effective for the Company beginning January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized to earnings but instead must be reviewed for possible impairment at least annually. The Company ceased the amortization of goodwill beginning January 1, 2002 and also performed the transitional goodwill impairment test, which indicated no impairment as of January 1, 2002. Subsequent to the completion of the transitional goodwill impairment test and due to recent events occurring in Latin America, the Company performed a second goodwill impairment test in the fourth quarter of 2002. The second impairment test resulted in no indications of impairment and established a new annual impairment test date for the Company. Goodwill of a reporting unit is tested for impairment on an annual basis or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount.

     The following table provides pro forma results for the years ended December 31, 2002, 2001 and 2000 as if the non-amortization provisions of SFAS 142 have been applied:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)



                                                          2002        2001        2000
                                                       ----------  ----------  ----------

    Net income (loss):
      Reported net income (loss)                       $  33,242   $ 118,024   $ (504,660)
      Add back:  Goodwill amortization, net of taxes           -      24,774       34,242
                                                        --------   ---------   -----------
    Pro forma net income (loss)                        $  33,242   $ 142,798   $ (470,418)
                                                        ========   =========     ========

    Basic earnings (loss) per share:
      Reported net income (loss)                       $    0.28   $    0.94   $    (3.92)
      Add back:  Goodwill amortization, net of taxes           -        0.20         0.27
                                                        --------   ---------    ---------
      Pro forma basic earnings (loss) per share        $    0.28   $    1.14   $    (3.65)
                                                        ========   =========    =========

    Diluted earnings (loss) per share:
      Reported net income (loss)                       $    0.27   $    0.93   $    (3.92)
      Add back:  Goodwill amortization, net of taxes           -        0.20         0.27
                                                        --------   ---------    ---------
    Pro forma diluted earnings (loss) per share        $    0.27   $    1.13   $    (3.65)
                                                        ========   =========    =========

     Impairment

     The Company accounts for possible impairments of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, an impairment charge may result after reviewing certain indicators of fair value. During 2002, the Company recognized an impairment expense of approximately $8.9 million related to the machinery and equipment used to produce the Company's malta product in the Venezuelan subsidiary. During 2000, the Company recognized an impairment expense of $350.0 million attributable to the goodwill of the Company's Venezuelan subsidiary.

     Accounting for Internal Use Software

     The Company follows the guidance provided in Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which specifies software costs that are required to be capitalized.

     Cost of Sales

     Cost of sales includes expenses related to raw materials used in the production of the Company's products, including but not limited to the following: concentrate, sugar, cans, packaging, pet resin, glass, crowns and plastic. Cost of sales also includes labor (wages and other benefits) and other overhead costs including fuel, electricity and equipment maintenance, specifically incurred or attributable to bottling and/or acquiring the Company's products.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     Selling and Distribution Expenses

     Selling and distribution expenses include sales commissions, marketing expenses including promotions and advertising as well as labor costs (wages and other benefits) for employees directly involved in the selling and distribution of the Company's products.

     General and Administrative Expenses

     General and administrative expenses include labor costs (wages and other benefits) for employees not directly involved in the selling and distribution of the Company's products, professional service fees, and other overhead costs not directly associated with the production of the Company's products.

     Marketing and Advertising Expense

     The Company expenses broadcast advertising costs when invoiced, which generally coincides with the broadcast of the related advertisement. Other marketing and advertising costs are expensed as incurred. Marketing expense, net of Coca-Cola reimbursements in 2002, 2001 and 2000 was $62.3 million, $52.8 million, and $60.9 million, respectively, and is included within selling and distribution expense in the consolidated statements of operations. The Company reduces marketing expenses by the amount of marketing reimbursements received from Coca-Cola that relate to marketing support at the date such amounts are received in cash.

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

     Prior to 1999, capital expenditure incentives were recorded as other income when Coca-Cola confirmed its commitment to the related incentive. Beginning in 1999, capital expenditure incentives are deferred when received and have been amortized to other income on a straight-line basis over 60 months beginning the next month after Coca-Cola confirms its commitment to the related incentive (see Note 21).

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     The Mexican, Brazilian and Costa Rican pension plans are funded and the contributions are based on actuarial valuations. The Colombian plan is unfunded and shared with a government agency. The Nicaraguan, Guatemalan and Panamco LLC plans are unfunded.

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

     Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting carrying values and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not to be realized.

     Stock-based Compensation

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                                December 31,
                                                                                -------------------------------------------
                                                                                   2002            2001             2000
                                                                                ---------       ---------       -----------

     Net income (loss), as reported                                             $  33,242       $ 118,024       $ (504,660)
     Stock-based compensation expense, included in the determination
       of net income (loss), as reported, net of related tax effects                   -               -                -
     Less: Total stock-based employee compensation expense
     determined under a fair value based method for all awards,
     net of related tax effects                                                     7,361          10,040            5,379
                                                                                ---------       ---------       ----------
    Pro forma net income (loss)                                                 $  25,881       $ 107,984       $ (510,039)
                                                                                =========       =========       ==========
    Earnings (loss) per share:
       Basic, as reported                                                       $    0.28       $    0.94       $    (3.92)
                                                                                =========       =========       ==========
       Basic, pro forma                                                         $    0.22       $    0.86       $    (3.96)
                                                                                =========       =========       ==========
       Diluted, as reported                                                     $    0.27       $    0.93       $    (3.92)
                                                                                =========       =========       ==========
       Diluted, pro forma                                                       $    0.21       $    0.85       $    (3.96)
                                                                                =========       =========       ==========

                                     F-18

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     Financial Instruments

     The Company's financial instrument counterparties are high quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk through specific credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts.

     The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. The assumptions used have a significant effect on the estimated amounts reported. Due to the short-term nature of these accounts (i.e. usually less than 3 months), the carrying amount of cash and equivalents, accounts receivable, accounts payable and bank loans approximate fair value as of December 31, 2002, and 2001.

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are summarized as follows:


                                                             2002                          2001
                                                  --------------------------   ----------------------------
                                                   Carrying                      Carrying
                                                    Amount       Fair Value       Amount        Fair Value
                                                  ----------     ----------     ----------     ------------

     Molson, Inc.                                 $   12,057     $   18,490     $        -     $          -
                                                  ==========     ==========     ==========     ============
     Foreign bonds and other instruments          $    3,246     $    3,246     $    3,133     $      3,058
                                                  ==========     ==========     ==========     ============
     Bank loans and long-term obligations
          (including current portion)             $  891,862     $  928,648     $  970,242     $  1,005,878
                                                  ==========     ==========     ==========     ============



     The fair values of foreign bonds and other instruments are estimated based on quoted market prices. For investments for which there are no quoted market prices, fair values are derived from estimated yields for investments of similar characteristics. The fair values of bank loans and long-term obligations are based on quoted market prices or, where quoted market prices are not available, on the present value of future cash flows discounted at estimated yields on instruments with similar characteristics.

     The Company's other investments include cost and equity investments, which are not included in the fair value calculation.

     Derivative Instruments

     The Company enters into derivative transactions to mitigate the risk associated with interest rates, foreign currency exchange rates, price fluctuations of goods used in the normal course of business and other similar hedging strategies. Derivative instruments are recorded on the balance sheet at fair value. Depending on the accounting treatment for which the Company qualifies, the changes in fair value are recorded in the consolidated statement of operations or, if the derivative instrument is designated as a cash flow hedge, the effective portion of the hedging relationship is recorded in accumulated other comprehensive income (loss) and the ineffective portion of the hedging relationship is recorded in the consolidated statement of operations. The policy of the Company is to classify any gains or losses, realized or unrealized, in the same account caption in the consolidated statements of operations as the item being hedged.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     Earnings per Share

     In accordance with SFAS No. 128, "Earnings per Share," basic earnings
     (loss) per common share calculations are determined by dividing earnings attributable to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, related to outstanding stock options.

     The following table reconciles the weighted average number of shares outstanding with the number of shares used in the computation of diluted earnings (loss) per share:

                                                                            December 31,
                                                            ----------------------------------------
                                                                 2002           2001           2000
                                                            ----------     ----------     ----------

     Numerator:
       Net income (loss)                                    $   33,242     $  118,024      $(504,660)
                                                            ==========     ==========     ==========
     Denominator (in thousands):
       Denominator for basic earnings (loss) per share         120,602        125,559        128,833
       Effect of dilutive securities:

         Options to purchase common stock                          570          1,096              -
                                                            ----------     ----------     ----------

       Denominator for diluted earnings (loss) per share       121,172        126,655        128,833
                                                            ==========     ==========     ==========

     Earnings (loss) per share:
       Basic                                                $     0.28     $     0.94     $    (3.92)
                                                            ==========     ==========     ==========
       Diluted                                              $     0.27     $     0.93     $    (3.92)
                                                            ==========     ==========     ==========
     Anti-dilutive securities not included in the diluted
       earnings (loss) per share calculation:
         Options to purchase common stock (in thousands)         4,850          2,115          7,003
         Nonvested stock (in thousands)                              -              -            700
         Exercise prices:                                   $    13.75     $    17.84     $    13.75
                                                                    to             to             to
                                                            $    29.94     $    29.94     $    29.94


     New Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51." FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which include entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 also applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation according to APB No. 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effect of SFAS No. 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a significant impact on its consolidated financial position or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company does not expect the adoption of SFAS No. 145 will have a significant impact on its consolidated financial position or results of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


(2)  MERGER TRANSACTION

     On December 22, 2002, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), Midtown Sub, Inc. and the Company signed a merger agreement, pursuant to which Coca-Cola FEMSA will acquire the Company in a transaction valued at approximately $3.6 billion, including the assumption of approximately $880 million in net debt (total long-term obligations, including current portion and bank loans less cash and equivalents). In the proposed merger transaction, the Company would be merged with Midtown Sub, Inc., a wholly-owned subsidiary of Coca-Cola FEMSA. The Company will survive the merger and continue to exist as a wholly-owned subsidiary of Coca-Cola FEMSA, but the directors of the Company after the merger will be the directors designated by Midtown Sub, Inc.

     In the proposed merger transaction, each outstanding share of the Company's Class A shares will be converted into the right to receive $22.00 in cash and each outstanding share of the Company's Class B shares will be converted into the right to receive $38.00 in cash. In exchange for all the shares of the Company that it beneficially owns, The Coca-Cola Company will receive, instead of cash, 304,045,678 Series D shares of Coca-Cola FEMSA. Each outstanding option to purchase shares of Class A shares will be cancelled, with the holder becoming entitled to receive the excess, if any, of $22.00 over the exercise price, per share, or such option.

     There can be no assurance that the proposed merger transaction with Coca-Cola FEMSA will be completed and consummation of the merger is subject to several significant conditions, including the approval by the holders of a majority of the Company's Class B shares and the approval by the holders of a majority of the Company's Class A shares present or represented by proxy at a special meeting to be held to consider and vote upon the proposed merger transaction (the "Special Meeting"), excluding the vote of specified holders of Class A shares that also hold Class B shares. On January 30, 2003, the Company filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the Special Meeting and the proposed merger transaction.

     Other than the shareholder approvals, other important conditions to the proposed merger transaction include antitrust regulatory approvals, the disbursement of funds to Coca-Cola FEMSA by its lenders, the confirmation of investment grade rating of the combined company and the absence of changes that lead to a material adverse effect on the Company. The merger transaction is expected to be completed shortly after the Company receives shareholder and regulatory approvals for the merger, which the Company expects will be during the second quarter of 2003.


(3)  FACILITIES REORGANIZATION AND OTHER CHARGES

     Current Year Charges

     At the conclusion of the reorganization programs announced in 2000, approximately 7,700 employees had been terminated by the Company. As of June 30, 2002, the 2000 reorganization programs have been completed and all remaining balances related to accrued facilities reorganization costs totaling $4.2 million, which includes an estimated $1.1 million in cash charges and $3.1 million in noncash charges, were reversed into operating income by reducing facilities reorganization and other charges in the Company's consolidated statements of operations.

     During 2002, the Company recorded $110.2 million of facilities reorganization and other charges ($92.0 million, net of tax benefits) resulting primarily from the deterioration of macroeconomic conditions in some of the countries, primarily in Venezuela, in which the Company operates. These charges consist of $26.4 million of severance charges throughout the Company's operations related to approximately 2,100 employees, $68.0 million of asset write-offs, impairment charges and plant closings primarily in the Company's Venezuelan

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


     operations and $23.7 million related to obsolete machinery and discontinued product components, offset by excise tax benefits obtained in Brazil totaling $3.4 million and the reversal into income of accrued facilities reorganization costs related to severance payments totaling $4.5 million. As of December 31, 2002, approximately 1,200 of the 2,100 employees have been terminated by the Company resulting in severance payments totaling $17.3 million.

     The following table shows a summary of the facilities reorganization and other charges and benefits included in the consolidated statements of operations captions presented below for the year ended December 31, 2002, including reversals related to the 2000 reorganization programs, which were concluded during 2002:

         Cost of sales                                           $   11,483 (a)
         Selling, general and administrative                          3,401 (b)
         Cash facilities reorganization and other charges            18,513 (c)
                                                                 ----------
             Total cash charges                                      33,397
                                                                 ----------
         Noncash facilities reorganization and other charges         16,908 (d)
         Depreciation and amortization                               51,097 (e)
                                                                 ----------
             Total noncash charges                                   68,005
                                                                 ----------
             Total operating charges                                101,402
         Included in Other income (expense), net:
             Nonoperating charges                                     8,801 (f)
                                                                 ----------
         Gross charges                                              110,203
          Tax benefit                                               (18,250)
                                                                 ----------
         Net charges                                             $   91,953
                                                                 ==========

       a) Cost of sales charges relate to the write-off of raw materials inventory totaling $0.6 million, obsolete spare parts for production machinery totaling $2.6 million and the payment of excise taxes totaling $8.3 million on soft drink inventories containing high fructose corn syrup in Mexico. The payment of the excise taxes resulted from a law that was suspended shortly after it was initiated, but subsequently reinstated effective July 15, 2002.

       b) Selling, general and administrative charges relate to the write-off of obsolete promotional materials totaling $0.3 million, obsolete spare parts totaling $1.0 million, a provision for labor contingencies totaling $0.9 million and miscellaneous administrative expenses totaling $1.2 million.

       c) The cash facilities reorganization and other charges relate to severance charges for the termination of approximately 2,100 employees in Mexico, Venezuela and Colombia totaling $26.4 million, offset by excise tax benefits obtained in Brazil totaling $3.4 million, and the reversal into income of accrued facilities reorganization costs related to severance payments totaling $4.5 million ($2.5 million relates to the 2000 reorganization programs).

       d) The noncash facilities reorganization and other charges relate to plant closings and related disposal of property, plant and equipment in Venezuela and Mexico totaling $7.9 million and $4.1 million, respectively, the loss on sale of unproductive assets in Venezuela totaling $8.0 million, offset by the reversal into income of accrued facilities reorganization charges related to the 2000 reorganization programs totaling $3.1 million.

       e) Depreciation and amortization charges relate to the write-off of obsolete property, plant and equipment in Mexico, Venezuela and Colombia totaling $43.8 million, of which approximately 83% occurred in Venezuela, 11% in Mexico and 6% in Colombia and the write-off of bottles and cases in Mexico, Venezuela and Colombia totaling $7.3 million, of which approximately 76% occurred in Venezuela, 18% in Mexico and 6% in Colombia.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


       f) The nonoperating charges relate to the loss on disposal of nonoperating property, plant and equipment, mostly in Venezuela, totaling $4.4 million, the sale, at a loss totaling $3.0 million, of the corporate airplane to a related party and the loss on disposal of investments, mostly in Colombia, totaling $1.4 million.

     As a result of the above, net income for the year ended December 31, 2002 was impacted by the facilities reorganization and other charges totaling $92.0 million, net of the related tax benefit of $18.3 million.

     The following tables show the status of the balance of the reorganization accrual related to the facilities reorganization and other charges recorded in 2002 at December 31, 2002:


                  ===== CHARGES =====    =========== APPLICATIONS ===========

     BALANCE AT                           SEVERANCE       ASSET                 BALANCE AT
    DECEMBER 31,                        AND OTHER CASH  WRITE-OFFS/            DECEMBER 31,
        2001       CASH       NONCASH     PAYMENTS     LOSS ON SALE  REVERSALS     2002
  -------------------------------------------------------------------------------------------

     $      -    $      -    $ 20,054    $          -    $ 20,054    $      -    $      -

            -      23,042           -          17,300           -       2,049       3,693
     --------    --------    --------    ------------    --------    --------    --------
     $      -    $ 23,042    $ 20,054    $     17,300    $ 20,054    $  2,049     $ 3,693
     ========    ========    ========    ============    ========    ========    ========



     Summary of Previously Announced Reorganization Programs

     Facilities Reorganization Charges - During the year ended December 31, 2000, the Company recorded $503.7 million of facilities reorganization charges. These charges are primarily the result of the $350.0 million write-down of goodwill, attributable to Panamco Venezuela; the write-off of noncash items of property, plant and equipment, obsolete bottles and cases and charges related to legal contingencies amounting to $65.1 million; and cash items relating primarily to severance payments, job terminations and reorganization of the distribution system of the Venezuelan and Brazilian subsidiaries amounting to $88.6 million.

     Severance payments recorded during 2000 relate to the termination of approximately 10,000 employees across all levels and operating units of the Company. Approximately 7,700 employees had been terminated by the Company as of December 31, 2001 relating to the restructuring effected during 2000. During the fourth quarter of 2001, the Company reevaluated its original estimated headcount reduction of approximately 10,000 employees and revised the headcount reduction to approximately 8,200 employees throughout the Company.

     Nonoperating Charges - During the year ended December 31, 2000, the Company recorded $6.0 million of charges, of which $5.4 million was recorded in the first quarter and $0.6 million were recorded in the fourth quarter, related to the disposal of nonoperating assets, including land from some of the operating plants, which are included in other expense, net.

     As a result of the facilities reorganization charges and nonoperating charges, the Company recorded a tax benefit of $46.5 million, of which $23.4 million was recorded in the first quarter of 2000 and $23.1 million was recorded in the fourth quarter of fiscal 2000.

     The following table summarizes the net charges and benefits recorded in the consolidated statements of operations for the year ended December 31, 2000:



                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)



                                                   Cash        Noncash         Total
                                                ---------    ----------     ----------
       Restructuring charges                     $ 86,677      $ 24,814      $111,491
       Asset write-offs                             1,894       381,637       383,531
       Nonrecurring charges                             -         8,637         8,637
                                                 --------      --------      ---------
       Facilities reorganization charges           88,571       415,088       503,659
       Nonoperating charges                             -         5,977         5,977
                                                 --------      --------      ---------
       Gross charges                             $ 88,571      $421,065       509,636
                                                 ========      ========
       Tax benefit                                                            (46,516)
                                                                              --------
       Net charges                                                           $463,120
                                                                             =========


     The following tables show the status of the balance of the reorganization accrual and asset write-down allowance related to the facilities reorganization charges recorded in 2000 at December 31, 2002, 2001 and 2000:


                             BALANCE AT        SEVERANCE      PROPERTY/       ASSET                                BALANCE AT
                            DECEMBER 31,       AND OTHER      EQUIPMENT    WRITE-OFFS/                            DECEMBER 31,
                                2001         CASH PAYMENTS       SOLD       WRITE-DOWN   REVERSALS   (ADDITIONS)       2002
                            -------------    -------------    ---------    -----------   ---------   -----------  -------------

Write-off of property
   and equipment              $        -       $      -       $     -       $     -     $     -        $   -          $   -
Job termination and
   severance payments              4,221          1,741             -             -       2,480            -              -
Other                              8,305          5,159             -             -       3,146            -              -
                              ----------       --------       --------      --------    -------        ------         ------
Facilities reorganization
   charges                       $12,526       $  6,900       $     -       $     -     $ 5,626        $   -          $   -
                              ==========       ========       ========      ========    ========       ======         ======


     The following table shows the status of the balance of the reorganization accrual and asset write-down allowance at December 31, 2001 and 2000. Balances of $6.0 million and $7.8 million are reflected in other long-term liabilities in the consolidated balance sheets at December 31, 2001 and 2000:




                             BALANCE AT        SEVERANCE      PROPERTY/       ASSET                                 BALANCE AT
                            DECEMBER 31,       AND OTHER      EQUIPMENT    WRITE-OFFS/                             DECEMBER 31,
                                2000         CASH PAYMENTS       SOLD       WRITE-DOWN  REVERSALS    (ADDITIONS)       2001
                            -------------    -------------    ---------    -----------   ---------   -----------  -------------

Write-off of property
   and equipment              $        -       $        -     $       -     $  (2,015)  $   2,015      $     -        $       -
Job termination and
   severance payments             44,899           42,693             -             -       3,500       (5,515)           4,221
Other                             10,732            2,427             -             -           -            -            8,305
                              ----------       ----------     ---------    -----------  ---------      --------       ---------
Facilities reorganization
   charges                       $55,631          $45,120     $       -     $  (2,015)  $   5,515      $(5,515)       $  12,526
                              ==========       ==========     =========     =========   =========      ========        ========


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)




                                               ==== CHARGES ====          ========= APPLICATIONS =========

                             BALANCE AT                                  SEVERANCE      PROPERTY/       ASSET       BALANCE AT
                            DECEMBER 31,                               AND OTHER CASH    EQUIPMENT   WRITE-OFFS/   DECEMBER 31,
                                1999           CASH        NONCASH        PAYMENTS         SOLD      WRITE-DOWN        2000
                            -------------    ----------    ---------   -------------    -----------  -----------  -------------
Write-off of property
   and equipment             $       -        $ 2,770     $ 54,451      $      -        $ 6,112      $ 51,109       $     -
Job termination and
   severance payments                -         78,769            -        33,870              -             -        44,899
Venezuela goodwill
  impairment                         -              -      350,000             -              -       350,000             -
Other                                -          7,032       10,637         6,937              -             -        10,732
                             -----------     --------    ---------     --------         --------     --------      --------
Facilities reorganization
   charges                    $      -        $88,571     $415,088      $ 40,807         $ 6,112     $401,109       $55,631
                             ===========     ========    =========     =========        ========     ========      ========




(4)  ACCOUNTS RECEIVABLE



                                                                          December 31,
                                                                ---------------------------
                                                                      2002             2001
                                                                -----------     ------------
 Current accounts receivable consist of:
     Customers and distributors                                 $  66,897         $  87,183
     Employees                                                      5,193             5,929
     Subsidiaries of Coca-Cola and related companies (Note 9)      19,484            16,510
     Sales and income taxes receivable                             14,237             8,942
     Other                                                         29,639            26,487
                                                                ---------         ----------
                                                                  135,450           145,051
        Less - Allowance for doubtful accounts                      7,281             8,437
                                                                ---------         ----------
                                                                $ 128,169         $ 136,614
                                                                =========         ==========
 Long-term receivables consist of:
        Notes from distributors                                 $     648         $   1,158
        Employee housing loan fund                                      -               592
        Other                                                       2,260             3,771
                                                                ---------         ---------

                                                                $   2,908         $   5,521
                                                                =========         =========

     Notes from distributors relate to financing provided by the Company to distributors to acquire vehicles. Notes have maturities ranging from three to five years and all bear interest at 15% as of December 31, 2002.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (BALANCES IN THE TABLES ARE STATED IN THOUSANDS OF U.S. DOLLARS)


(5)  INVENTORIES

                                                                         DECEMBER 31,
                                                                ---------------------------
                                                                      2002             2001
                                                                -----------     -----------
 Inventories consist of:
        Bottled beverages                                       $  25,629        $  28,335
        Raw materials                                              57,364           51,837
        Spare parts and supplies                                   28,072           29,637
                                                                   ------           ------
                                                                  111,065          109,809

        Less - Allowance for obsolete and slow moving items         5,949            6,769
                                                                    -----            -----
                                                                $ 105,116        $ 103,040
                                                                =========        =========

(6)  OTHER CURRENT ASSETS



                                                                        DECEMBER 31,
                                                                -------------------------
                                                                    2002             2001
                                                                --------        ---------
 Other current assets consist of:
        Prepaid expenses                                        $   7,592       $   7,466
        Deferred income taxes                                       3,644          13,059
        Other                                                       5,774           6,941
                                                                 --------       ---------

                                                                $  17,010       $  27,466
                                                                =========       =========

(7)  INVESTMENTS

     The principal components of investments as of December 31, 2002 and 2001, and the method of accounting applied and respective ownership percentages for cost and equity method investments at December 31, 2002 are as follows:


                                                                                                   DECEMBER 31,
                                                        ACCOUNTING                            ------------------------
 DESCRIPTION                                            METHOD USED      OWNERSHIP            2002             2001
 -------------------------------------------------      -----------      ---------          ---------        ---------
   CA Beverages, Inc.                                     Equity             53%          $   61,277          $      -
   Tapon Corona de Colombia, S.A.                         Equity             40%               2,703             2,794
   Molson, Inc.                                                                -              12,057                 -
   Industria Envasadora de Queretaro, S.A. de C.V.          Cost             15%               1,075             1,132
   Beta San Miguel                                          Cost              3%                 978             1,030
   Cervejarias Kaiser, S.A. ("Kaiser")                                         -                   -            13,276
   Ingenio San Carlos                                                          -                   -             3,556
   Comptec, S.A.                                                               -                   -             1,633
   Foreign bonds                                                               -               1,946             3,133
   Other                                                                                       2,339             1,968
                                                                                          ----------         ---------

                                                                                          $   82,375          $ 28,522
                                                                                          ==========         =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


In September 2002, the Company formed a joint venture with Heineken, N.V. and Florida Ice and Farm Company S.A. ("FIFCO") to acquire the Coca-Cola bottler and a beer company in the Republic of Panama. On October 2, 2002, the joint venture entity, CA Beverages, Inc. ("CA Beverages") acquired control of Coca-Cola de Panama Compania Embotelladora, S.A. ("Coca-Cola Panama") and indirect control of Cervecerias Baru-Panama, S.A. ("Baru"). In December 2002, Coca-Cola Panama completed a self tender offer for its shares, as a result of which CA Beverages became a 95.6% holder of stock of Coca-Cola de Panama. Also in December 2002, CA Beverages completed a tender offer for shares of Baru, as a result of which CA Beverages became a 99% holder of the stock of Baru.

All acts of CA Beverages must be unanimously approved by its board of directors, which, by contract, is comprised of three directors with each shareholder appointing one director. The Company accordingly lacks the ability to elect a majority of CA Beverages directors or to cause CA Beverages to take any action without first obtaining the approval of Heineken, N.V. and FIFCO. As a result of the substantive participating rights of the minority shareholders of CA Beverages and in accordance with EITF Issue No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights," the Company has not consolidated the results of CA Beverages in 2002. The Company recorded an equity loss, included in other income (expense), totaling $0.4 million related to its ownership interest in CA Beverages, which includes the results of Coca-Cola Panama and Baru.

The Company held an investment interest of 12.1% in Cervejarias Kaiser, S.A. ("Kaiser"), a Brazilian brewery, which amounted to $13.3 million as of December 31, 2001. During 2002, the Company recorded a gain on the sale of its 12.1% equity stake in Kaiser. The sale of the 12.1% equity stake was part of a larger transaction in which Molson, Inc. ("Molson") acquired Kaiser and entered into a partnership with Heineken. The sale generated proceeds for the Company of $55.1 million, which includes an equity interest in Molson stock of $12.1 million as of December 31, 2002. The interest in the Molson stock is recorded as an investment. The Molson stock is subject to a two-year contractual restriction on sale that expires on March 19, 2004, pursuant to the agreement with Molson entered into at the time of the acquisition of Kaiser by Molson. The two-year restriction can only be shortened in the case of a change in control of Molson, transfer of substantially all of the assets of Molson, or any material inaccuracy in Molson's representations and warranties contained in the Kaiser purchase agreement. As of December 31, 2002, no events have occurred which have decreased the original restriction period. This transaction resulted in a gain of $48.6 million, which is included as part of Other income (expense), net in the Company's consolidated statements of operations. The Company will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser will not impact this distribution agreement.

The Company does not hold any investments in general or limited partnerships.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(8)  PROPERTY, PLANT AND EQUIPMENT



                                                                                   DECEMBER 31,
                                                               ----------------------------------------------------
                                                                                                       ESTIMATED
                                                                     2002             2001            USEFUL LIVES
                                                               --------------      ------------      ---------------
 Property, plant and equipment consist of:
        Land                                                    $      71,369    $     86,040                    -
        Buildings                                                     273,165         309,355         17 to 40 years
        Leasehold improvements                                          4,103           7,563         5 to 8 years
        Machinery, equipment, furniture and fixtures                1,103,274       1,162,129         2 to 20 years
        Vehicles                                                      396,630         357,178         3 to 10 years
        Construction in progress                                       31,322          51,829                    -
                                                                -------------    --------------
                                                                    1,879,863       1,974,094
        Less - Accumulated depreciation and amortization            1,035,977         930,224
                                                                -------------    --------------
                                                                $     843,886    $  1,043,870
                                                                =============   ===============

During the years ended December 31, 2002, 2001 and 2000, the Company recorded depreciation expense, including approximately $51.1 million of write-offs of property, plant and equipment discussed in Note 3 above, of approximately $162.3 million, $132.7 million, and $157.1 million, respectively.


(9)  RELATED PARTY TRANSACTIONS

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

On October 7, 2002, the Company announced that it had reached various agreements with Coca-Cola to convert its Risco water volume in Mexico to Coca-Cola's brand Ciel beginning in the first quarter of 2003. The conversion is done in exchange for total cash consideration of $65.0 million to be paid by Coca-Cola. The Company received $3.6 million during the fourth quarter and will receive $56.0 million of the remaining consideration in the first quarter of 2003 with the remaining amount to be paid in the following four years. Income from the conversion will be deferred and recognized into income over the life of the contract, which is ten years.

Amounts due from or due to related parties as of December 31, 2002 and 2001, respectively, are as follows:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


                                                                  DECEMBER 31,
                                                          ---------------------------
                                                             2002             2001
                                                          ----------       ----------
 Accounts receivable:
        Subsidiaries of Coca-Cola                         $  17,502         $  14,025
        Subsidiaries of Kaiser                                1,982             2,485
                                                          ---------         ---------
                                                          $  19,484         $  16,510
                                                          =========         =========
 Accounts payable:
        Subsidiaries of Coca-Cola                         $  29,407         $  21,842
        Productos de Vidrio, S.A.                             2,469             2,912
        Central Azucarero Portuguesa, C.A.                    2,602             1,950
        Tapon Corona de Colombia, S.A.                        1,920             1,564
        Comptec, S.A.                                           546               767
        Other                                                 1,673                 -
                                                          ---------         ---------
                                                          $  38,617         $  29,035
                                                          =========         =========



    The Company had the following significant transactions with related parties:


                                                                        YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                               2002          2001            2000
                                                            --------       --------        --------
 Income:
        Marketing expense support from Coca-Cola
           (recorded net against marketing expenses)        $  33,483       $  36,503      $  18,017
        Kaiser beer distribution fees                           3,762           3,650          4,840
        Other                                                     378           2,453              -
                                                            ---------       ---------      ---------
                                                            $  37,623       $  42,606      $  22,857
                                                            =========       =========      =========
 Expenses:
        Purchases of concentrate from Coca-Cola             $ 333,019       $ 361,052      $ 343,075
        Purchases of beer                                      37,649          52,295         59,372
        Purchases of other inventories                         95,645         179,133         79,011
                                                            ---------       ---------      ---------
                                                            $ 466,313       $ 592,480      $ 481,458
                                                            =========       =========      =========
 Capital expenditure incentives received in cash            $       -       $     303      $     408
                                                            =========       =========      =========


(10) INCOME TAXES

     As a Panamanian corporation, the Company does not pay income taxes on income derived from foreign sources, but the operations of the subsidiaries are subject to income taxes at the applicable local rates in the countries where the subsidiaries operate. Income taxes are computed taking into consideration the taxable and deductible effects of inflation in each of the countries in which the Company operates. The provisions for income taxes have been determined on the basis of the taxable income of each individual company and not on a consolidated basis.

     As of December 31, 2002, the Company had $80.7 million (tax effected) of net operating loss carryforwards available from its subsidiaries to offset future taxable income. The Company has recorded a total valuation allowance of approximately $45.3 million of which $33.1 million applies against net operating loss carryforwards from its subsidiaries. The Company's net operating loss carryforwards, totaling $80.7 million, expire as follows:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



                  2003         2004 TO 2010      THEREAFTER    NO EXPIRATION       TOTAL
                ----------     ------------      ----------    -------------     ---------
 NOLAD          $       -      $    2,813         $  4,495       $       -      $    7,308
 Venezuela         10,628          17,460                -               -          28,088
 Brazil                 -               -                -          45,321          45,321
                ---------     -----------         --------       ---------      ----------
 Total          $  10,628      $   20,273         $  4,495       $  45,321      $   80,717
                 ========        ========         =======         ========      ==========




The Mexican and Venezuelan subsidiaries are subject to an asset tax, to the extent that such asset tax exceeds the income tax of the period, at an annual rate of 1.8% and 1.0%, respectively. Any required payment of asset taxes is refundable against the excess of income taxes over asset taxes for the following ten and three years in the case of Mexico and Venezuela, respectively.

Income tax expense for the years ended December 31, 2002, 2001 and 2000 consists of the following:




                                    CURRENT             DEFERRED          VALUATION ALLOWANCE           TOTAL
                                    EXPENSE         EXPENSE (BENEFIT)      INCREASE (DECREASE)     EXPENSE (BENEFIT)

 2002:
     NOLAD                           $  65,381             $   (2,196)       $         -             $   63,185
     Colombia                           10,043                (12,242)                 -                 (2,199)
     Venezuela                           2,133                (36,563)            21,131                (13,299)
     Brazil                                535                 (1,506)             4,330                  3,359
     Corporate                             283                   (203)                 -                     80
                                     ---------             -----------       -----------             ----------
        Total                        $  78,375             $  (52,710)       $    25,461             $   51,126
                                     =========             ===========       ===========             ==========
 2001:
     NOLAD                           $  79,258             $  (12,948)       $         -             $   66,310
     Colombia                            4,900                   (124)                 -                  4,776
     Venezuela                           2,453                  4,836            (28,673)               (21,384)
     Brazil                              1,058                 (3,236)                 -                 (2,178)
     Corporate                           2,845                      -                  -                  2,845
                                     ---------             -----------       ------------            -----------
        Total                        $  90,514             $  (11,472)       $   (28,673)            $   50,369
                                     =========             ===========       ============            ===========
 2000:
     NOLAD                           $  78,609             $  (26,695)       $         -             $   51,914
     Colombia                           11,612                (19,212)                 -                 (7,600)
     Venezuela                           5,366                 (2,288)           (11,037)                (7,959)
     Brazil                              1,429                (16,449)                 -                (15,020)
     Corporate                             465                      -                  -                    465
                                     ---------             -----------       ------------            -----------
        Total                        $  97,481             $  (64,644)       $   (11,037)            $   21,800
                                     =========             ==========        ============            ===========

     The provisions for (benefits from) income taxes computed by applying the local statutory rates to income before taxes, as reconciled to the actual provisions (benefits), are as follows for the years ended December 31, 2002, 2001 and 2000:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)




                                                               2002         2001        2000
                                                               ----         ----        ----
 Consolidated statutory tax rate                               50%           52%        (2%)
 Add (deduct)--
    Tax inflation adjustments, net                            (17%)        (11%)       (1%)
    Indexed tax depreciation                                   (1%)          1%         1%
    Employee profit sharing                                     4%           4%         1%
    Asset tax                                                   4%            -         1%
    Change in statutory rate                                    1%            -          -
    Tax credits relating to the deduction of interest
     on shareholders' equity and other                           -          (2%)         -
    Increase (decrease) in valuation allowance                 28%         (11%)       (2%)
    Other                                                     (12%)         (4%)        7%
                                                              -----        ----        ----
 Consolidated effective tax rate                               57%          29%         5%
                                                              =====        ====        ====


The local country statutory rates are approximately 34% in the NOLAD segment, 33% in Brazil, 35% in Colombia and 34% in Venezuela. The consolidated statutory tax rate presented above has been determined on the basis of each individual subsidiary. In addition, the Company's Corporate entity incurs various expenses, for which no tax benefit is generated and therefore, results in a higher statutory rate on a consolidated basis.

The components of the net deferred income tax liability (asset) as of December 31, 2002 and 2001 are as follows:

                                                     DECEMBER 31,
                                            ----------------------------
                                                2002             2001
                                            ----------         ---------
 Current:
    Inventories                             $  14,329         $  18,404
    Nondeductible provisions                   (3,783)           (1,995)
    Tax loss carryforwards                    (10,628)          (28,865)
    Valuation allowance                        12,961            19,800
    Other                                       6,164             7,640
                                            ---------         ----------
        Total current liability, net           19,043            14,984
                                            ---------         ----------

 Long-term:
    Bottles and cases                           9,171            24,619
    Property, plant and equipment              44,346            68,344
    Nondeductible provisions                  (20,318)          (31,120)
    Tax loss carryforwards                    (70,089)          (66,012)
    Valuation allowance                        32,300                 -
    Other                                      (7,023)           (3,132)
                                            ----------        ---------
        Total long-term asset, net           (11,613)           (7,301)
                                            ----------        ---------
        Total                               $  7,430          $  7,683
                                            ==========        =========


As of December 31, 2002, the net deferred income tax liability of $7.4 million was presented in the balance sheet, based on tax jurisdiction, as current deferred income tax assets of $3.7 million (included in other current assets, see Note 6), non-current deferred income tax assets of $61.2 million, current deferred income tax liabilities of $22.7 million and non-current deferred income tax liabilities of $49.6 million. Similarly, at December 31, 2001, the net deferred income tax liability of $7.7 million was presented in the balance sheet,

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


     based on tax jurisdiction, as current deferred income tax assets of $13.0 million (included in other current assets, see Note 6), non-current deferred income tax assets of $94.6 million, current deferred income tax liabilities of $28.0 million and non-current deferred income tax liabilities of $87.3 million.


(11) BANK LOANS AND LONG-TERM OBLIGATIONS

     At December 31, 2002, the Company and its subsidiaries had $135.5 million in direct unsecured bank loans denominated in U.S. dollars and other currencies, with maturities between one and twelve months. The weighted average annual fixed interest rate for $14.5 million of the loans as of December 31, 2002 was 3.5%. The remaining $121.0 million in bank loans, as of December 31, 2002, had a weighted average annual interest rate of 2.4%.

     Current and long-term obligations at December 31, 2002 and 2001 consisted of the following:



                                                                                                 DECEMBER 31,
                                                                                        ---------------------------
                                                                                          2002              2001
                                                                                        ---------        ----------
Current obligations:
    Notes payable to banks, in various currencies, weighted average
        interest rates of 2.5% and 9.2%, respectively                                    $ 135,495        $  35,184
    Current maturities of long-term obligations                                            208,914           75,439
                                                                                         ---------        ---------
    Total current obligations                                                              344,409        $ 110,623
                                                                                         =========        =========
Long-term obligations:
    Senior notes, in U.S. dollars, weighted average interest rates of 7.0%
        and 7.5%, respectively, maturing from April 2003 to July 2009                    $ 440,371        $ 450,000
    Notes payable to banks, in U.S. dollars, weighted average interest rates of
        2.4% and 3.6%, respectively, maturing from June 2003 to November 2004              120,770          179,975
    Notes payable to banks, in Mexican pesos, weighted average interest rates
        of 9.3% and 8.0%, respectively, maturing in December 2003                           21,233          101,960
    Notes payable to banks, in Brazilian reales, weighted average interest rates
        of 10.1% and 9.2%, respectively, maturing from January 2003 to March 2003               50            1,558
    Notes payable to banks, in Guatemalan quetzales, weighted average interest rates of 11.5% and 15.0%, respectively, maturing from June 2003 to July
        2007                                                                                 1,779            2,908
    Notes payable to banks, in Costa Rican colones, weighted average interest
        rates of 17.5% in 2001, outstanding amount was repaid during 2002                        -            4,224
    Unsecured promissory notes, in Mexican pesos, weighted average interest
        rates of 8.7% and 8.7%, respectively, maturing in November 2006                    118,305          126,993
    Marketable bonds, in Colombian pesos, weighted average
        interest rates of 10.3% and 11.3%, respectively                                     50,615           63,287
    Capital lease, in U.S. dollars, interest rates of
        3.3% and 5.4%, respectively                                                          3,244            4,153
                                                                                         ---------        ----------
                                                                                           756,367          935,058
    Less -current maturities                                                               208,914           75,439
                                                                                         ----------       ----------
    Total long-term obligations, net of current maturities                               $ 547,453        $ 859,619
                                                                                         ==========       ==========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


On November 12, 1999, the Mexican subsidiaries issued unsecured promissory notes for 1.0 billion Mexican pesos equivalent to 380.0 million UDI's (unit of real constant value, in Mexican pesos, whose value is calculated by Bank of Mexico), payable semiannually with a seven-year maturity and bearing an annual interest rate of 8.65% (including withholding). As of December 31, 2002 and 2001, the amount of this debt is $118.3 million and $127.0 million, respectively.

Some of the Company's debt agreements establish, among other restrictions, an interest coverage ratio not less than 4.0 to 1 and a debt-to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio not more than
2.35 to 1. During the fourth quarter of 2002, the Company amended the terms of its $130.0 million syndicated loan maturing in November 2004, as well as the other agreements that included similar covenants, by modifying the consolidated debt to consolidated debt-to-EBITDA ratio so that it may not exceed 2.35 to 1.

During October 2002, the Company entered into a bridge loan agreement, related to the acquisition of Coca-Cola Panama, of $60.0 million maturing on April
1, 2003 with monthly interest payments. Interest payments bear an annual interest rate at LIBOR plus 0.60% from October 1, 2002 to January 1, 2003, with incremental increases in the interest rate during 2003 and concluding with an interest rate of LIBOR plus 1.10% from March 1, 2003 to maturity on April 1, 2003. As of December 31, 2002, $50.0 million of the bridge loan remained outstanding and is reflected as part of notes payable to banks in the table above.

In the normal course of business, the Company provides guarantees to lenders and financial institutions regarding debt obligations incurred by the Company's operating subsidiaries. In general, the guarantees provide assurance that the Company will repay debt obligations incurred by the Company's operating subsidiaries if the operating subsidiaries are unable to repay the obligations. As of December 31, 2002, the Company has provided guarantees relating to approximately $76.0 million of the long-term obligations of the Company's operating subsidiaries.

Maturities of current and long-term obligations, including bank loans, at December 31, 2002 are as follows:

                 2003                                        $ 344,409
                 2004                                           86,043
                 2005                                           24,590
                 2006                                          134,477
                 2007                                           12,343
                 Thereafter                                    290,000
                                                             ----------
                                                             $ 891,862
                                                             ==========

As of December 31, 2002, the Company and its subsidiaries have complied with all the terms and conditions established in the loan agreements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


(12) DERIVATIVE INSTRUMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," became effective for the Company on January 1, 2001.

     The Company had a floating-to-fixed interest rate swap (the "Swap"), which expired in November 2002, with a total notional amount of $250.0 million, which exchanged LIBOR for a fixed interest rate of 6.437%. Upon adoption of SFAS No. 133, the Company designated the Swap as a cash flow hedge. During 2001, the Company determined that it was probable that the original forecasted transaction would not continue through the expiration of the Swap. Therefore, during 2001, the Company reclassified $12.2 million of unrealized losses related to the Swap from accumulated other comprehensive income (loss) to other expense, net in the Company's consolidated statement of operations. The Company realized a loss of $1.0 million, included in other income (expense) net, for the year ended December 31, 2002 in the Company's consolidated statement of operations.

     The Company has a fixed-to-floating interest rate swap, expiring in April 2003, with a total notional amount of $150.0 million, which exchanges a fixed interest rate of 8.125% for a LIBOR-based rate. As of December 31, 2002, the fair value of the interest rate swap was an asset of $0.4 million and is recorded within other current assets. The Company recorded approximately $0.8 million, included as a reduction of interest expense, for the year ended December 31, 2002 in the Company's consolidated statement of operations.

     During 2002, the Company entered into a foreign currency forward purchase contract in its Mexican operations, expiring during the first quarter of 2003, with a notional amount of approximately $14.0 million. The Company cancelled this contract during the fourth quarter of 2002. The Company realized a loss of $0.4 million, included in other income (expense) net, for the year ended December 31, 2002 in the Company's consolidated statements of operations.

     During 2002, the Company entered into foreign currency forward purchase contracts to purchase the Brazilian real forward, expiring during the first quarter of 2004, with total notional amounts of approximately $21.0 million. During the third and fourth quarters of 2002, the Company cancelled the foreign currency forward purchase contracts. The Company realized a loss of approximately $5.7 million, included in other income (expense) net, for the year ended December 31, 2002 in the Company's consolidated statement of operations.

     During 2002, the Company entered into an equity forward purchase contract, expiring in March 2004, on Molson shares to be received from the sale of Kaiser, with a notional amount of approximately $18.1 million. The Company recognized an unrealized holding loss of approximately $0.7 million, included in other income (expense) net, for the year ended December 31, 2002 in the Company's consolidated statement of operations. As of December 31, 2002, the fair value of the equity forward purchase contract was a liability of $0.7 million and is recorded within other current liabilities.

     During 2002, the Company entered into a foreign currency forward contract in Venezuela, expiring during the fourth quarter of 2002 for a notional amount of approximately $5.0 million. The Company realized a gain of approximately $0.3 million, included in other income (expense) net, for the year ended December 31, 2002 in the Company's consolidated statement of operations.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


     During 2002, the Company entered into a foreign currency forward purchase contract to purchase the Colombian peso forward, expiring during the first quarter of 2003 for a notional amount of approximately $7.5 million. As of December 31, 2002, the Company recognized an unrealized loss of approximately $22 thousand recorded in Other income (expense) net, in the Company's consolidated statements of operations. As of December 31, 2002, the fair value of the foreign currency forward purchase contract was a liability of $22 thousand and is recorded within Other current liabilities.


(13) ACCOUNTS PAYABLE

                                                         December 31,
                                                ----------------------------
     Accounts payable consists of:                 2002                 2001
                                                ----------         ---------
         Trade and other payables               $  225,511         $ 245,129
         Related party payables                     38,617            29,035
                                                ----------         ---------
         Total                                  $  264,128         $ 274,164
                                                ===========        =========

(14) OTHER ACCRUED LIABILITIES

                                                         December 31,
                                                ----------------------------
   Other accrued liabilities consist of:           2002                2001
                                                ---------          ---------
        Accrued salaries and benefits           $  10,848          $ 17,365
        Fair value of derivative instruments          716            10,433
        Interest payable                               79             4,472
        Other accrued expenses                     22,498            19,039
                                                ---------          --------
        Total                                   $  34,141          $ 51,309
                                                =========          ========

(15) PENSIONS

     The status of the pension plans are presented in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits":



                                                       DECEMBER 31, 2002                  DECEMBER 31, 2001
                                                   -------------------------         -------------------------
                                                   UNFUNDED           FUNDED         UNFUNDED       FUNDED
                                                   --------           ------         --------       ------
  Change in benefit obligation:
     Benefit obligation at beginning of year       $  18,983        $ 24,581        $  14,556     $  29,049
     Service cost                                        644           1,655              610         2,410
     Interest cost, net                                2,021           2,142            1,886         2,508
     Effect of curtailment and settlements                 -          (3,226)           3,733        (8,601)
     Actuarial (gain) loss                              (280)            398              252          (704)
     Benefit payments                                 (1,274)         (1,970)             (78)       (2,304)
     Translation (gain) loss                          (5,566)         (2,574)          (1,976)        2,223
                                                   ----------       ---------       ----------    ----------
     Benefit obligation at end of year             $  14,528        $ 21,006        $  18,983     $  24,581
                                                   ----------       ---------       ----------    ----------

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)




                                                        DECEMBER 31, 2002                   DECEMBER 31, 2001
                                                    -------------------------       --------------------------
                                                    UNFUNDED          FUNDED           UNFUNDED       FUNDED
                                                    ----------      ---------       ------------  ------------
  CHANGE IN PLAN ASSETS:
     Fair value of plan assets at beginning of year $      -        $ 11,538        $       -     $   12,964
     Actual return on plan assets                          -           1,396                -            769
     Employer contributions                                -           1,790                -          3,263
     Benefit payments                                      -          (1,577)               -         (3,543)
     Translation gain                                      -          (1,625)               -         (1,915)
                                                    ---------       ---------       ----------    ------------
     Fair value of plan assets at end of year       $      -        $ 11,522        $       -     $   11,538
                                                    ---------       ---------       ----------    ------------
  FUNDED STATUS:
     Benefit obligation in excess of fair value of
     plan assets                                    $  14,528       $  9,484        $  18,983     $   13,043
     Unrecognized net actuarial (gain) loss             1,347          1,153            1,721         (2,584)
     Unrecognized prior service cost (benefit)            (69)        (5,719)            (102)        (6,747)
     Effect of curtailment and settlements                  -              -           (3,733)           797
     Unrecognized net transition obligation (asset)       283           (307)              69           (700)
                                                    ---------       ---------       ----------    -----------

     Net obligation recognized                      $  16,089       $  4,611        $  16,938     $    3,809
                                                    =========       =========       ==========    ===========



     The net periodic pension cost consists of the following:


                                                    YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                              2002          2001        2002
                                          ---------     --------      ---------

 Service cost                             $  2,299      $  3,020      $ 3,294
 Interest cost, net                          4,163         4,394        5,870
 Expected return on plan assets             (1,314)         (817)      (1,518)
 Amortization of prior service cost            335           601          540
 Recognized net actuarial loss (gain)          143           (14)         121
 Transition obligation                        (117)          (80)         (32)
                                          ---------     ---------     ---------
 Net periodic pension costs               $  5,509      $  7,104      $ 8,275
                                          =========     =========     =========

     The actuarial assumptions in 2002, 2001 and 2000, net of inflation, which reflect the local economic conditions and particular circumstances of each of the subsidiaries, are as follows:



                                                                       2002
                                    --------------------------------------------------------------------------------
                                                                  EXPECTED RETURN            RATE OF COMPENSATION
                                     DISCOUNT RATE                ON PLAN ASSETS                   INCREASE
                                    ------------------          ------------------           -----------------------

      Mexico                                11.0%                        12.0%                          8.0%
      Guatemala                             15.0%                            *                         10.0%
      Nicaragua                             14.0%                            *                         10.0%
      Costa Rica                            18.0%                        20.0%                         13.0%
      Colombia                              12.5%                            *                          8.0%
      Brazil                                11.3%                        11.3%                          7.1%
      Corporate                              6.8%                            *                          4.5%

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



                                                                       2001
                                     -------------------------------------------------------------------------------
                                                                  EXPECTED RETURN            RATE OF COMPENSATION
                                     DISCOUNT RATE                ON PLAN ASSETS                   INCREASE
                                     ----------------          --------------------        -------------------------

      Mexico                                12.0%                        13.0%                          9.0%
      Guatemala                             15.0%                            *                         10.0%
      Nicaragua                             14.0%                            *                         10.0%
      Costa Rica                            18.0%                        20.0%                         13.0%
      Colombia                              19.0%                            *                         13.0%
      Brazil                                11.3%                        11.3%                          7.1%
      Corporate                              7.5%                         8.0%                          7.5%


                                                                       2000
                                     ------------------------------------------------------------------------------
                                                                  EXPECTED RETURN            RATE OF COMPENSATION
                                     DISCOUNT RATE                ON PLAN ASSETS                   INCREASE
                                     ---------------           --------------------        ------------------------
      Mexico                                 7.3%                         9.0%                          3.3%
      Guatemala                             15.0%                            *                         10.0%
      Colombia                              19.0%                            *                         13.0%
      Brazil                                 6.0%                         6.0%                          2.0%

     *Not applicable, as the benefits are not funded.



(16) COMMITMENTS AND CONTINGENCIES

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


     Self-insurance

     As of December 31, 2002, the Company's subsidiaries in Mexico, Colombia, and Venezuela are partly self-insured through a wholly-owned subsidiary, Panamco Insurance Company Limited ("Panamco Insurance"), for various property risks. These risks, relating to property, plant and equipment, include but are not limited to natural disasters, theft, machinery malfunction, and other illegal acts by third parties. The Company is responsible for the first $0.25 million for each and every loss incurred and for a total of $1.0 million annually in excess of policy deductibles. Expense related to claims covered by Panamco Insurance was approximately $0.6 million, $0.5 million and $0.6 million in 2002, 2001 and 2000, respectively. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded allowance of $0.4 million as of December 31, 2002 and 2001, respectively, is adequate to cover the future payment of claims. As such, no activity has been recorded for the self-insurance reserve during each of the three years in the period ended December 31, 2002. However, it is reasonably possible that recorded allowances may not be adequate to cover future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

     Construction Commitments

     In the normal course of business, the Company occasionally enters into commitments for the construction of new production facilities. At December 31, 2002, the amounts outstanding under these construction commitments totalled approximately $4.5 million.

     EDS Contract

     On December 1, 2000, the Company entered into a five-year outsourcing contract with EDS to manage its information technology infrastructure throughout Latin America for approximately $97.6 million, which will end on November 30, 2005. During 2002, the Company incurred $21.9 million in expense related to this contract. The future minimum obligations under this contract are $21.0 million in 2003, $18.4 million in 2004, and $14.9 million in 2005.

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

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



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

     Tax Credits

     The Brazilian subsidiaries are being assessed by the Brazilian tax authorities for tax credits taken during 1995 and 1996, relating to overpayments of the value-added tax in previous years. Such overpayments related to value-added tax applied to samples, free products given to customers and to credit sales. These assessments amount to approximately $24.7 million and $37.2 million as of December 31, 2002 and 2001, respectively, and the Company has appealed the assessments at the administrative level. The Company and its outside legal advisors believe that in view of the legal basis adopted for the use of such credits, no significant liability should result from this issue and therefore no provision for this matter has been recorded in the accompanying consolidated financial statements.

     Other Contingencies

     During May 2000, the Comision Federal de Competencia in Mexico (the Mexican Antitrust Commission, the "Commission") pursuant to a complaint filed by PepsiCo, Inc. and certain of its bottlers in Mexico, initiated an investigation of the sales practices of Coca-Cola and its bottlers. In November 2000, in a preliminary decision and in February 2002, through a final resolution, the Mexican Antitrust Commission held that Coca-Cola and its bottlers engaged in monopolistic practices with respect to exclusivity arrangements with certain retailers. The Mexican Antitrust Commission did not impose any fines, but ordered Coca-Cola and its bottlers, including certain Mexican subsidiaries of the Company, to abstain from entering into any exclusivity arrangement with retailers. The Company, along with other Coca-Cola bottlers, appealed the resolution rendered in February of 2002 by a Recurso de Revision ("Review Recourse"), which was presented before the Mexican Antitrust Commission. The Mexican Antitrust Commission confirmed its original resolution and issued a confirmatory resolution on July 11, 2002. The Company appealed this resolution before the competent courts by initiating a Juicio de Amparo (appeal based on the violation of constitutional rights). The Company anticipates that a decision from the appeals court could be rendered by the end of 2003. Although no assurances can be given, the Company does not believe that the outcome of this matter, even if determined against the Company, will have a material adverse effect on its financial condition or results of operations.

     During August 2001, the Comision para Promover la Competencia in Costa Rica (the "Costa Rican Antitrust Commission") pursuant to a similar complaint filed by PepsiCo, Inc. and its bottler in Costa Rica initiated an investigation on the sales practices of Coca-Cola and Panamco Costa Rica for alleged monopolistic practices in the retail distribution channel including the gain of share of sales through exclusivity arrangements. Although no assurances can be given, the Company does not believe that the outcome of this matter, even if determined against the Company, will have a material adverse effect on its financial condition or results of operations. Panamco Costa Rica has vigorously defended itself throughout the process and presented its final conclusions to the Costa Rican Antitrust Commission in September 2002. The Company is anticipating a decision from the Costa Rican Antitrust Commission during the second quarter of 2003.

     In connection with the Venezuela Acquisition, in 1999 the Company received notice of certain tax claims asserted by the Venezuelan taxing authorities, which mostly relate to fiscal periods prior to the Venezuela Acquisition. The Company has presented the appropriate recourses against these claims at the administrative level as well as the court level, where required. These claims currently total approximately $23.1 million. The

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



     Company has certain rights to indemnification from Venbottling (a company owned by the Cisneros family) and Coca-Cola for a substantial portion of such claims. Based on the analysis that the Company has completed in relation to these claims, as well as the defense strategy that the Company has developed, the Company does not believe that the ultimate disposition of these cases will have a material adverse affect on its financial condition or results of operations.

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

     To the Company's knowledge, neither the union nor any of its individual members have initiated any process with the objective of obtaining such a court decision, although certain members of the union have threatened such action. The Company intends to vigorously defend its rights should this action be filed. During February 2002, the union filed a petition before the Venezuelan administrative agency in charge of labor matters attempting to obligate Panamco Venezuela to negotiate a collective bargaining agreement. In response, Panamco Venezuela filed a nullity recourse before the competent tribunal (the "Court") along with an injunction requesting the Court to suspend the collective bargaining negotiations until the nullity recourse is resolved. The Court granted the injunction in favor of Panamco Venezuela and admitted the nullity recourse. This injunction and nullity recourse was extended to a subsequent request by the union to have the Venezuelan labor administrative agency mediate the matter. In March 2002, a subcommittee of the Venezuelan congress conducted a hearing with representatives of the union as well as representatives of Panamco Venezuela. The subcommittee is currently reviewing the matter and a final recommendation from this political body is pending.

     Since 2001 (and after two decisions rendered during 2000 and 2001 by the Venezuelan Supreme Court against affiliates of Empresas Polar S.A., whereby the Supreme Court found in those individual cases that the relationship between the affiliates of Empresas Polar S.A. and those specific distributors was a relationship of labor nature and not of commercial nature), Panamco Venezuela has been the subject of numerous claims by former distributors (including former members of the distributors union) claiming alleged labor and severance rights owed to them at the time of the termination of their relationship with Panamco Venezuela. As of December 31, 2002, Panamco Venezuela was the subject of approximately 430 lawsuits filed by former distributors for a total amount of approximately $31.2 million. Notwithstanding the number of claims and the amounts involved most of these claims have been filed by former distributors that either have entered into release agreements with Panamco Venezuela at the time of their termination and therefore the Company believes that they have no rights for additional claims, or are claims that have been filed after the statute of limitations for the presentment of such claims has expired. There are also lawsuits presented by people that have never had a distributor's or employee relationship with Panamco Venezuela, which the Company believe have no merit at all. Since the decisions rendered by the Supreme Court during 2000 and 2001 against the affiliates of Empresas Polar S.A., the Supreme Court has during 2002 mitigated its criteria of what should be considered a labor relationship vis-a-vis a commercial relationship. The Company believes based on the new decisions rendered by the Supreme Court as well as based on the individual analysis of each individual claim, that these claims are without merits and intends to vigorously defend itself against them.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)




     During July 2001, a labor union and several individuals from the Republic of Colombia filed a lawsuit in the U.S. District Court for the Southern District of Florida against the Company (and certain of our subsidiaries) and Coca-Cola (and certain of its subsidiaries). In the complaint, the plaintiffs alleged that the Company engaged in wrongful acts against the labor union and its members in Colombia, including kidnapping, torture, death threats and intimidation. The complaint alleges claims under the Alien Tort Claims Act, the Torture Victim Protection Act, RICO and state tort law and seeks injunctive and declaratory relief and damages of more than $500 million, including treble and punitive damages and the cost of the suit, including attorney fees. The Company has filed a motion to dismiss the complaint for lack of subject matter and personal jurisdiction. The Company expects a ruling on the motion to dismiss in 2003. The Company believes this lawsuit is without merit and intends to vigorously defend itself in this matter.

     Other legal proceedings are pending against or involve the Company and its subsidiaries, which are incidental to the conduct of their businesses. The Company believes that the ultimate disposition of such other proceedings will not have a material adverse effect on its consolidated financial condition.


(17) LEASES

     The Company leases buildings, machinery and equipment, vehicles, and office equipment throughout its operations under both operating and capital leases that expire between 2003 and 2007.

     The following are the minimum lease payments for each of the years indicated applicable to capital and noncancellable operating leases as of December 31, 2002:

                                                    CAPITAL        OPERATING
                                                 -------------    -----------
       Fiscal year:
               2003                              $     990        $  4,639
               2004                                  1,079           3,390
               2005                                  1,175           3,122
               2006                                      -           2,380
               2007                                      -           1,879
                                                 ----------       --------
       Total minimum lease payments                  3,244        $ 15,410
                                                                  ========
       Amount representing interest                    108
                                                 ----------
       Present value of minimum lease payments   $   3,136
                                                 ==========


     Rental expense for all operating leases charged against earnings amounted approximately to $7.2 million, $9.7 million, and $13.5 million in 2002, 2001, and 2000, respectively, and is included within the general and administrative expense in the consolidated statements of operations.

     During 2002, the Company terminated operating leases, primarily related to equipment used by the Company's NOLAD subsidiaries. The Company paid approximately $23.0 million related to the termination of the lease agreements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



(18) COMPENSATION PLANS

     Cash Bonus Plan

     The Company has adopted a short-term incentive plan (the "Annual Incentive Plan"), pursuant to which key executives of the Company and subsidiaries may receive bonus compensation based on Company performance, as determined by the Compensation Committee of the Board of Directors (the "Committee"). Under the 2002 Annual Incentive Plan, each participant is assigned a target award expressed as a percentage of base salary in varying amounts (which do not exceed 60% of base salary). The actual award is based on Company performance, and may vary from 0% to 300% of the target award, on the basis of the relationship between actual performance of the participant's "Economic Unit" (that is, the Company, Panamco Mexico, Panamco Colombia, Panamco Brazil, Panamco Venezuela, Panamco Costa Rica, Panamco Nicaragua and Panamco Guatemala) and projected performance. For purposes of evaluating Economic Unit performance, the Committee compares actual revenues, cash operating profit, net income, and free cash flow to projected amounts, subject to adjustments made by the Committee as permitted by the Annual Incentive Plan.

     Change in Control Plans

     The Company has adopted a Key Executive and a Key Employee Retention, Severance and Non-Competition Plan (the "Change in Control Plans"), which provide benefits to designated employees of the Company. The Change in Control Plans provide that in the event a participating employee's employment with the Company is terminated without cause or as a result of an Involuntary Termination (which generally includes a termination of the employee's employment with the Company without cause or by the executive as a result of certain changes in the executive's duties, principal place of employment or salary and bonus opportunity), within the period that commences 90 days prior to (a) the occurrence of a change in control of the Company or (b) any public announcement of the intention to undertake a transaction that if completed would result in a change of control, and terminates upon the expiration of no more than three years following the date of such change in control, the participating executive officer or employee will be entitled to receive certain benefits including a cash severance payment, continued insurance coverage and payment of accrued salary and vacation pay earned through the date of termination of employment, and relocation expenses of $25,000 for expatriate executives. In addition, participants in the Change of Control Plans will receive a pro rated bonus at the time of the change of control. The proposed merger transaction with Coca-Cola FEMSA (see Note 2) will result in a change of control under the Change of Control Plans.

     Employee Profit Sharing

     Mexican, Brazilian and Venezuelan laws require that the Company make payments to employees relating to profit sharing. Profit sharing payments are treated as compensation expense and are reflected in the appropriate captions in the accompanying consolidated statements of operations. The employee profit sharing expense was $15.1 million, $36.5 million and $33.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Stock Option Plans

     At December 31, 2002, the Company had two stock option plans. The Annual Incentive Plan (the "Employee Plan") has a maximum of 14,200,000 shares of Class A Common Stock available for stock option and restricted stock grants. Under this plan, the options vest over a five-year period for the options granted through 1996 and over a three-year period for options granted beginning in 1997.

     The Company also has a Stock Option Plan for Nonemployee Directors (the "Directors Plan"), which was implemented to attract and retain the services of experienced and knowledgeable nonemployee directors and nonemployee members of the advisory board of the Company. The Directors Plan provides each nonemployee director and each nonemployee advisory board member with an option to purchase a specified number of shares of Class A Common Stock. A total of 190,000 shares of Class A Common Stock is available for grants under the Directors Plan, which is administered by the Board of Directors or a subcommittee thereof. The Board of Directors has the discretion to amend, terminate or suspend the Directors Plan at any time. Under the Directors Plan, the options vest over a four-year period for the options granted until 1996 and over a three-year period for the options granted beginning in 1997. As of December 31, 2002, no options have been exercised or cancelled under the Directors Plan and 162,369 remain outstanding.

     There were 6,760,870 shares of common stock reserved for future grants as of December 31, 2002 under all stock option plans.

     On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 600,000 options to certain executive officers, outside the Employee Plan, at an exercise price of $14.25 per share. These options vested 50% upon issuance and 50% after one year. Since the grant of the stock options was at an exercise price equal to that of the quoted market price on the date of the grant, no compensation expense was recorded by the Company related to these options.

     Restricted Stock Grant

     On November 10, 2000, when the closing price of the Class A Common Stock on the New York Stock Exchange was $14.25 per share, the Company granted 700,000 shares of restricted stock to certain executive officers. The terms of the restricted stock, as amended, are as follows: one-third of the shares shall vest in the event that the share price equals or exceeds the grant date share price by $5.00 or more on or before the second anniversary of the grant date; two-thirds of the shares (reduced by one-third if shares already vested) shall vest if the share price exceeds the grant date share price by $10.00 or more on or before the fifth anniversary of the grant date; and all the unvested shares shall vest in the event that the share price equals or exceeds the grant date share price by $15.00 or more on or before the sixth anniversary of the grant date. The holders are entitled to dividends on the entire amount of the restricted stock.

     During the second quarter of 2001, the Company issued 700,000 shares and retained possession of the shares subject to meeting the vesting requirements. During July 2001, one-third of the shares became vested and the Company delivered the vested shares to the executive officers and recognized compensation expense of $4.5 million associated with the vesting of one-third of the shares. Due to the uncertainty of the future market price of the stock, management cannot make a reasonable estimate as to what the compensation expense, associated with the vesting of two-thirds of the shares, may be or if the remaining restricted stock will vest.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



     Stock Option Activity

     A summary of option transactions is presented below:



                                           2002                             2001                             2000
                              -------------------------------  -------------------------------- --------------------------------
                                 OPTIONS        WEIGHTED           OPTIONS        WEIGHTED          OPTIONS        WEIGHTED
                                                 AVERAGE                           AVERAGE                          AVERAGE
                                                EXERCISE                          EXERCISE                         EXERCISE
                                                  PRICE                             PRICE                            PRICE
                              -------------------------------  -------------------------------- --------------------------------
 Outstanding on
    January 1,                   7,354,002       $ 17.70          7,003,224       $ 17.82         5,463,414        $ 19.00
 Granted                         1,553,348         10.45          1,039,295         16.31         1,750,110          14.54
 Exercised                      (1,361,199)        15.87           (336,580)        14.23           (25,000)         16.20
 Forfeited                      (1,457,502)        19.94           (351,937)        19.26          (185,300)         21.89
                                -----------                       ----------                      ----------
 Outstanding on
    December 31,                 6,088,649       $ 15.79          7,354,002       $ 17.70         7,003,224        $ 17.82
                                 =========                        ==========                      ==========
 Options exercisable
    at end of year               3,766,525       $ 17.95          5,139,626       $ 18.59         4,041,840        $ 19.06
                                 =========                        ==========                      ==========
 Nonvested stock
    at end of year                 466,667       $ 14.25            466,667       $ 14.25           700,000        $ 14.25
                                 =========                        ==========                      ==========



     The following table sets forth certain information relating to outstanding and exercisable stock options at December 31, 2002:



                                             OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                       ---------------------------------------------------------------- ----------------------------------------
                             NUMBER                               WEIGHTED AVERAGE
                         OUTSTANDING AT         WEIGHTED              REMAINING                NUMBER             WEIGHTED
                          DECEMBER 31,           AVERAGE          CONTRACTUAL LIFE         OUTSTANDING AT         AVERAGE
                              2002           EXERCISE PRICE          (IN YEARS)          DECEMBER 31, 2002     EXERCISE PRICE
                       ---------------------------------------------------------------- ----------------------------------------
 $8.86 to $11.85             1,238,348         $  8.91               10.0                          -           $      -
 $11.86 to $15.00            1,614,444           14.46                7.3                  1,307,763              14.39
 $15.01 to $20.00            2,007,703           16.29                7.8                  1,236,608              16.08
 $20.01 to $25.00              917,210           21.51                5.7                    911,210              21.52
 $25.01 to $29.94              310,944           29.94                5.0                    310,944              29.94
                            ----------                                                     ---------
                             6,088,649         $ 15.79                5.6                  3,766,525            $ 17.95
                            ==========                                                     =========


                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



     The weighted-average fair value at date of grant for stock options granted during 2002, 2001 and 2000 was $4.13, $6.57, and $6.69, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:


                                                    DECEMBER 31,
                                   --------------------------------------------
                                      2002            2001            2000
                                   ---------       ---------       ------------
 Risk-free interest rate             3.58%            3.90%           5.78%
 Dividend yield                      2.49%            1.40%           1.30%
 Expected volatility                 47.6%            40.5%           42.0%
 Expected option term lives        6.1 years        6.4 years       6.7 years

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


(19) CAPITAL AND OTHER TRANSACTIONS

     At the time of the signing of the Agreement (mentioned in Note 1), and in connection with the acquisition of the Costa Rican franchise in 1995, Export acquired additional shares of Class A and B Common Stock and 2 shares of a new Series C Preferred Stock ("Series C Shares") of the Company. The holder of the Series C Shares (the "Holder") is not entitled to receive any dividends with respect to the Series C Shares and is only entitled to a preference on the liquidation, dissolution or winding up of the Company of $1.00 in total. Pursuant to the Certificate of Designation for the Series C Shares, the Company has agreed with the Holder not to take certain actions without the approval of the Holder, including, but not limited to: (i) certain consolidations, mergers and sales of substantially all of the Company's assets; (ii) any acquisition or sale of a business (or an equity interest therein) if the purchase price or sales price thereof, as the case may be, exceeds a material amount (as defined therein); (iii) entry into any new significant line of business or termination of any existing significant line of business; (iv) certain capital expenditures and acquisitions and dispositions of property and equipment; (v) certain transactions with affiliates (as defined); (vi) certain changes in the Company's policy with respect to dividends or distributions to shareholders and (vii) certain changes to the Company's Articles or By-laws. These rights are subject to certain exceptions and qualifications and may be suspended or terminated in certain circumstances.

     At December 31, 2001, the Company had completed the $100.0 million share repurchase program adopted in 1999, increased to a total of $150.0 million by two $25.0 million supplements in 2001 (the "1999 Share Repurchase Program"). In 2002, the Company adopted a new program (the "2002 Share Repurchase Program") to repurchase up to $40.0 million of the Company Class A Common Stock. During 2002, the Company repurchased 2,466,532 shares amounting to $36.8 million (including brokerage commissions). The Company applies the cost method to account for the repurchase of its shares. Under this method, the Company repurchases its shares and records them as treasury stock at the cost of the acquired shares. If reissuance of the repurchased shares occurs for other than stock option exercises, the reissuance is accounted for at the fair value of the shares, with a corresponding decrease to the treasury stock account based on the weighted average cost. The difference between the fair value of the shares and its weighted average cost is recorded as an adjustment to capital in

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)


     excess of par value. For stock option exercises, the difference between the exercise price and the weighted average cost is recorded as an adjustment to capital in excess of par value.

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

     The Company declared cash dividends of $0.24 per share of common stock for each of the years ended December 31, 2002, 2001, and 2000.


(20) RETAINED EARNINGS

     Certain of the Company's subsidiaries are required by law to appropriate a portion of their annual net income to legal provisions until such allowances equal prescribed percentages of outstanding capital stock. These legal allowances, which aggregated $31.6 million and $39.2 million at December 31, 2002 and 2001, respectively, are generally not available for distributions to shareholders until the liquidation of the individual companies, except in the form of stock dividends in the Mexican subsidiaries.

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

     At December 31, 2002, accumulated undistributed retained earnings subject to withholding taxes of foreign subsidiaries in Colombia and Costa Rica, amounted to approximately $67.9 million and $76.2 million, respectively. No provision for withholding tax is made on foreign earnings because they are considered by management to be permanently invested in those subsidiaries and, under current tax laws, are not subject to such taxes until distributed as dividends. If the earnings were not considered permanently invested, approximately $4.8 million and $11.4 million of deferred taxes would have been provided for subsidiaries in Colombia and Costa Rica, respectively, at December 31, 2002. The tax amounts were calculated using the current withholding tax rate of 7% for Colombia and 15% for Costa Rica. Effective January 1, 2002, dividends corresponding to untaxed profits became subject to withholding taxes in Venezuela; however, during 2002, the Company did not declare any dividends in Venezuela. As of December 31, 2002, no withholding taxes are generally paid for distribution of earnings in Nicaragua or Guatemala.

     Dividends from earnings generated until 1998 are not subject to income taxes in Mexico, as long as they are paid from "net taxed income" (UFIN). Dividends not paid from UFIN are subject to a 35% income tax. During 2000 and 2001, dividends paid to individuals or foreign residents were subject to income tax withholding at an effective tax rate of approximately 7.7%. As of December 31, 2001, the income tax withholding rate of approximately 7.7% in Mexico was eliminated.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



(21) OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three years ended December 31, 2002, 2001 and 2000 is as follows:



                                                                                DECEMBER 31,
                                                            ----------------------------------------------------
                                                               2002                 2001                2000
                                                            ---------           ----------           -----------
 Reduction of (provision for) contingency accrual         $      817            $    (522)           $     -
 Exchange gain (loss), net                                     2,750               (9,272)            (8,217)
 Gain (loss) on sale of property and
    equipment and investments                                   (193)               2,047             (3,642)
 Equity in earnings (losses) of
    unconsolidated companies, net                               (290)                 516             (1,189)
 Capital expenditure incentives                                2,207                2,637              1,886
 Operating loss from non-bottling subsidiaries                  (870)              (2,333)              (741)
 Gain on sale of Kaiser (see Note 7)                          48,623                    -                  -
 Nonoperating charges (see Note 3)                            (8,801)                (874)            (5,977)
 Other income                                                  2,583                9,898                  -
 Other charges                                               (10,474)             (12,988)            (5,364)
                                                          ----------           -----------        --------------
 Other income (expense), net                              $   36,352           $  (10,891)        $  (23,244)
                                                          ==========           ===========        ==============




The Company maintains an interest in certain subsidiaries, which assist in the production of materials and assets used in the Company's operations. These subsidiaries have minimal operations related to third parties. The operating results of these subsidiaries are included in "operating loss from non-bottling subsidiaries" within other income (expense) in the Company's consolidated statement of operations.

The detail of Nonoperating charges for the three years ended December 31, 2002, 2001 and 2000, respectively, consist of the following:



                                                                 DECEMBER 31,
                                             ----------------------------------------------
                                                2002                2001          2000
                                             -----------        ----------      -----------
 Loss on sale of corporate airplane             $  (3,000)       $     -          $      -
 Loss on disposal of investments                   (1,378)             -                 -
 Loss on disposal of nonoperating assets           (4,423)             -            (5,977)
 Other nonoperating charges                             -           (874)                -
                                                ----------     ----------         ----------
 Total nonoperating charges                     $  (8,801)       $  (874)         $ (5,977)
                                                ==========     ==========         ==========


     During 2002, the Company reclassified $8.4 million recorded in 2000 related to certain contingency accruals from other income (expense) to operating expenses. This reclassification in 2000 consists of $5.9 million to general and administrative expenses and $2.5 million to depreciation and amortization expenses.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)



(22) SEGMENTS AND RELATED INFORMATION

     The Company operates in the bottling and distribution industries and in markets throughout Latin America. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which comprise the Company's products across geographic locations. The Company's Corporate entity engages in various transactions, including but not limited to debt agreements and, at times, derivative transactions, which may generate gains or losses. These amounts are included as a separate reportable segment entitled "Corporate" and are not allocated to the Company's other reportable segments as the Company evaluates the performance of its Corporate entity on a stand-alone basis and the Company believes the allocation of these expenses to the remaining operating segments would result in a misleading presentation of the Company's segment performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Long-lived assets constitute total assets less current assets less long-term deferred income taxes less long-term receivables from affiliated companies. Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:




                                                                             2002

                                                                                                        ELIMINA-
                                NOLAD        COLOMBIA       VENEZUELA       BRAZIL       CORPORATE       TIONS          TOTAL

  Net sales                  $ 1,298,856      $ 367,098      $ 324,948     $ 367,011  $        -     $        -     $ 2,357,913
                             ===========      ==========      ========     ========== =============  ============== ===========
  Operating income (loss)        205,245         19,814       (113,140)       14,097      96,137        (90,948)      131,205
                             ===========      ==========      ========     ========== =============  ============== ===========
  Interest income                  3,682            619          1,383         2,545         473         (1,708)        6,994
                             ===========      ==========      ========     ========== =============  ============== ===========
  Interest expense               (26,833)        (8,699)        (8,058)       (3,430)    (40,000)         1,708       (85,312)
                             ===========      ==========      ========     ========== =============  ============== ===========
  Other income
     (expense), net                4,809         (3,011)        (2,914)       47,633     (10,165)             -        36,352
                             ===========      ==========      ========     ========== =============  ============== ===========
  Depreciation and
     amortization                 80,297         49,696         93,098        13,559         486         (1,931)      235,205
                             ===========      ==========      ========     ========== =============  ============== ===========
  Capital expenditures            84,196          8,708         13,150         6.477           -              -       112,531
                             ===========      ==========      ========     ========== =============  ============== ===========
  Long-lived assets              656,412        226,137        248,917       111,896   1,713,752      (1,010,063)    1,947,051
                             ===========      ==========      ========     ========== =============  ============== ===========
  Total assets                   861,777        386,883        296,635       249,898   1,865,031      (1,332,619)    2,327,605
                             ===========      ==========      ========     ========== =============  ============== ===========

                                                                           GOODWILL
                             -------------------------------------------------------------------------------------------------------

  Balance as of
     January 1, 2002         $    72,249      $     827      $       -     $  57,579  $  738,401     $        -     $ 869,056
  Goodwill acquired
     during the year                   -              -              -             -           -              -             -
  Impairment losses                    -              -              -             -           -              -             -
  Goodwill amortized
     during the year                   -              -              -             -           -              -             -
  Goodwill written off
     related to sale of
     business unit                     -              -              -             -           -              -             -

  Translation adjustments         (8,421)          (166)             -       (23,812)          -              -       (32,399)
                             -----------      ----------      --------     ---------- ------------   ------------   -----------
  Balance as of
     December 31, 2002         $  63,828        $   661        $     -     $  33,767  $  738,401     $        -     $ 836,657
                             ===========      ==========      ========     ========== =============  ============== ===========


                                                                             2001
                             ---------------------------------------------------------------------------------------------------
                                                                                                        ELIMINA-
                                NOLAD        COLOMBIA       VENEZUELA       BRAZIL       CORPORATE        TIONS         TOTAL
  Net sales                  $ 1,283,824      $ 381,468      $ 554,679     $ 410,801  $          -   $         -    $ 2,630,772
                             ===========      ==========      ========     ========== =============  ============== ===========
  Operating income (loss)        225,828         24,838         37,271        11,950       217,636      (234,325)       283,198
                             ===========      ==========      ========     ========== =============  ============== ===========
  Interest income                  8,367          2,287            160         4,115         8,181        (1,769)        21,341
                             ===========      ==========      ========     ========== =============  ============== ===========
  Interest expense               (20,532)       (13,084)       (17,586)      (11,794)      (58,163)        1,769       (119,390)
                             ===========      ==========      ========     ========== =============  ============== ===========
  Other income
     (expense), net                 (694)         1,410          6,317        (3,282)      (14,642)            -        (10,891)
                             ===========      ==========      ========     ========== =============  ============== ===========
  Depreciation and
     amortization                 79,634         56,404         61,184        19,913        21,898        (1,950)       237,083
                             ===========      ==========      ========     ========== =============  ============== ===========
  Capital expenditures            59,044          8,274          9,808         5,965            30             -         83,121
                             ===========      ==========      ========     ========== =============  ============== ===========
  Long-lived assets              690,519        325,040        348,294       188,932     1,650,240    (1,005,377)     2,197,648
                             ===========      ==========      ========     ========== =============  ============== ===========
  Total assets                   881,118        484,326        428,717       352,598     1,759,217    (1,212,950)     2,693,026
                             ===========      ==========      ========     ========== =============  ============== ===========

                                                                           GOODWILL
                             ---------------------------------------------------------------------------------------------------

  Balance as of
     January 1, 2001         $    71,632      $   1,102       $      -     $  70,988  $    759,961   $        -     $  903,683
  Goodwill acquired
     during the year                   -              -              -             -             -            -              -
  Impairment losses                    -              -              -             -             -            -              -
  Goodwill amortized
     during the year              (2,394)          (275)             -        (2,187)      (21,560)           -        (26,416)
  Goodwill written off
     related to sale of
     business unit                     -              -              -             -             -            -              -

  Translation adjustments          3,011              -              -       (11,222)            -            -         (8,211)
                             -----------      ----------      --------     ---------- ------------   ------------   -----------
  Balance as of
     December 31, 2001         $  72,249        $   827        $     -     $  57,579      $ 738,401        $     -     $ 869,056
                             ===========      ==========      ========     ========== =============  ============== ===========

                                     F-50

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars)

                                                                             2000
                             ----------------------------------------------------------------------------------------------------
                                                                                                        ELIMINA-
                                NOLAD        COLOMBIA       VENEZUELA       BRAZIL       CORPORATE       TIONS          TOTAL

  Net sales                  $ 1,195,822   $ 383,768        $ 514,227      $ 496,488        $     -        $     -   $ 2,590,305
                             ===========   ==========       ==========     ========== ============== ============== =============
  Operating income (loss)        142,688     (23,022)         (67,911)        (6,943)      (289,478)      (102,640)     (347,306)
                             ===========   ==========       ==========     ========== ============== ============== =============
  Interest income                 11,394       3,135                3          1,572         18,971         (3,142)       31,933
                             ===========   ==========       ==========     ========== ============== ============== =============
  Interest expense               (24,484)     (7,621)         (24,819)       (13,810)       (74,707)         3,142      (142,299)
                             ===========   ==========       ==========     ========== ============== ============== =============
  Other income (expense),
  net                             (1,628)     (8,374)           2,840        (12,463)        (3,619)             -       (23,244)
                             ===========   ==========       ==========     ========== ============== ============== =============
  Depreciation and
  amortization                    88,988      67,075           96,804         30,246         31,517         (2,287)      312,343
                             ===========   ==========       ==========     ========== ============== ============== =============
  Capital expenditures            74,659       9,104           30,408          7,596          2,130              -       123,897
                             ===========   ==========       ==========     ========== ============== ============== =============
  Long-lived assets              621,338     360,676          393,012        245,802      1,782,534       (942,159)    2,461,203
                             ===========   ==========       ==========     ========== ============== ============== =============
  Total assets                   809,909     459,409          469,278        424,806      1,870,162     (1,007,243)    3,026,321
                             ===========   ==========       ==========     ========== ============== ============== =============


     As of December 31, 2002 and 2001, the Company does not hold any identifiable intangible assets as all previously acquired intangible assets were classified as goodwill.

(23) QUARTERLY INFORMATION (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED

                                            MARCH 31, 2002         JUNE 30, 2002     SEPTEMBER 30, 2002      DECEMBER 31, 2002
                                          -----------------       ---------------   --------------------   ---------------------
   Net sales                                    $ 624,349            $ 623,434           $  563,665              $ 546,465
                                                =========            =========           ===========             =========
   Gross profit                                 $ 314,961            $ 314,980           $  268,465              $ 255,291
                                                =========            =========           ===========             =========
   Net income (loss)                            $  68,182            $  32,205           $  (84,697)             $  17,552
                                                =========            =========           ===========             =========
   Basic earnings (loss) per share              $    0.56            $    0.27           $    (0.71)             $    0.15
                                                =========            =========            ==========             =========
   Diluted earnings (loss) per share            $    0.56            $    0.26           $    (0.71)             $    0.15
                                                =========            =========            ==========             =========

                                                                      FOR THE THREE MONTHS ENDED

                                            MARCH 31, 2001         JUNE 30, 2001     SEPTEMBER 30, 2001      DECEMBER 31, 2001
                                          -----------------       ---------------   --------------------   ---------------------
   Net sales                                    $ 644,845            $ 666,163           $  633,271              $ 686,493
                                                =========            =========           ===========             =========
   Gross profit                                 $ 328,582            $ 347,963           $  323,611              $ 334,309
                                                =========            =========           ===========             =========
   Net income (loss)                            $  21,321            $  40,242           $   30,110              $  26,351
                                                =========            =========           ===========             =========
   Basic earnings (loss) per share              $   0.17             $    0.32           $     0.24              $    0.22
                                                =========            =========           ===========             =========
   Diluted earnings (loss) per share            $   0.16             $    0.31           $     0.24              $    0.21
                                                =========            =========           ===========             =========

     During 2002, the Company recorded certain facilities reorganization and other charges, (See Note 3), of which the majority were recorded during the three months ended September 30, 2002.

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP WHICH CEASED OPERATIONS, AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. NO CHANGES WERE MADE TO THE 2001 AND 2000 FINANCIAL STATEMENT SCHEDULE EXCEPT FOR THE DISCLOSURE OF THE "ALLOWANCE FOR LOSSES RELATED TO COOLERS PLACED IN MARKET" AND THE EXCLUSION OF THE "ALLOWANCE FOR OBSOLETE AND SLOW-MOVING INVENTORY".


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

Arthur Andersen LLP

Miami, Florida,
  February 5, 2002.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


     The following is an analysis of the valuation and qualifying accounts for the three years ended December 31, 2002, 2001 and 2000:



                                                                    ADDITIONS
                                                             -------------------------
                                           BALANCE AT       CHARGED TO      CHARGED TO
                                            BEGINNING       COSTS AND         OTHER         DEDUCTIONS-        BALANCE AT
              DESCRIPTION                    OF YEAR         EXPENSES        ACCOUNTS       APPLICATIONS       END OF YEAR
              -----------                  ------------     ------------   ------------   ----------------   ---------------
 2002:
 Allowance for doubtful accounts             $  8,437            (719)          522               959           $  7,281
 Allowance for restructuring                 $ 12,526          35,421             -            44,254           $  3,693
 Allowance for losses related to
    coolers placed in market                 $ 16,833           6,489        (2,200)            3,435           $ 17,687

 2001:
 Allowance for doubtful accounts             $  9,874             718          (499)            1,656           $  8,437
 Allowance for restructuring                 $ 55,631               -             -            43,105           $ 12,526
 Allowance for losses related to
    coolers placed in market                 $ 13,855           6,569          (532)            3,059           $ 16,833

 2000:
 Allowance for doubtful accounts             $ 11,534             585            861            3,106           $  9,874
 Allowance for restructuring                 $      -         503,659              -          448,028           $ 55,631
 Allowance for losses related to
    coolers placed in market                 $  2,700          14,983          3,379            7,207           $ 13,855
