Form 10-Q
period 2003-03-31
PANAMERICAN BEVERAGES INC
filed 2003-05-06
CIK 911360

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

                                (305) 929-0800
             (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X     No
                                                        ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes  X     No
                                                        ---       ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common and preferred stock, par value $0.01 per share, as of May 2, 2003 were:

          Class A Common Stock:                               113,438,488
          Class B Common Stock:                                 8,659,757
          Series C Preferred Stock:                                     2
          Series D Preferred Stock:                                     -

The number of shares outstanding of Class A Common Stock includes 466,667 restricted shares that are not vested and remain subject to forfeiture.

                               TABLE OF CONTENTS


                                                                            Page

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets (unaudited)
           as of March 31, 2003 and December 31, 2002.................         1

         Condensed Consolidated Statements of Operations (unaudited)
           for the three months ended March 31, 2003 and 2002.........         3

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2003 and 2002.........         4

         Notes to Condensed Consolidated Financial
           Statements (unaudited).....................................         5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................        14

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK................................................        18

Item 4.  CONTROLS AND PROCEDURES......................................        18

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS............................................        18

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................        19

Item 3.  DEFAULTS UPON SENIOR SECURITIES..............................        19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........        19

Item 5.  OTHER INFORMATION............................................        19

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................        19

Signatures............................................................        20

Certifications........................................................        21

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Stated in thousands of United States of America ("U.S.")
                      dollars, except per share amounts)
                                  (Unaudited)



                                                                                March 31, 2003          December 31, 2002
                                                                             --------------------     ---------------------
                  ASSETS
 Current assets:
     Cash and equivalents                                                     $    65,631                $    69,024
     Restricted cash                                                              150,000                          -
     Accounts receivable, net                                                      94,295                    128,169
     Inventories, net                                                             108,547                    105,116
     Current investments                                                           20,815                          -
     Other current assets                                                          16,132                     17,010
                                                                              ----------                 -----------
         Total current assets                                                     455,420                    319,319

 Investments, net of current portion                                                9,414                     82,375
 Property, plant and equipment, net                                               854,512                    843,886
 Bottles and cases, net                                                           158,250                    162,806
 Cost in excess of net assets acquired, net                                       864,563                    836,657
 Other assets                                                                      98,160                     82,562
                                                                              -----------                -----------
         Total assets                                                         $ 2,440,319                $ 2,327,605
                                                                              ===========                ===========

                  LIABILITIES & SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                         $   184,440                $   264,128
     Current portion of long-term obligations                                     209,084                    208,914
     Bank loans                                                                   276,566                    135,495
     Other accrued liabilities                                                    155,642                    142,898
                                                                              -----------                -----------
         Total current liabilities                                                825,732                    751,435
                                                                              -----------                -----------
 Long-term liabilities:
     Long-term obligations, net of current portion                                543,071                    547,453
     Other liabilities                                                            168,769                     99,310
                                                                              -----------                -----------
         Total long-term liabilities                                              711,840                    646,763
                                                                              -----------                -----------
         Total liabilities                                                      1,537,572                  1,398,198
                                                                              -----------                -----------




                                 (Continued)

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        (Stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)

                                  (Continued)


                                                                               March 31, 2003           December 31, 2002
                                                                             --------------------     ---------------------
 Commitments and contingencies (Note 14)
 Minority interest in consolidated subsidiaries
                                                                                  $    24,657               $    25,121
                                                                                  -----------               -----------

                  SHAREHOLDERS' EQUITY

     Class A Common Stock, $0.01 par value; 500,000,000 authorized;
        136,974,151 shares issued and 112,326,389 and 112,169,150 shares outstanding at March 31, 2003
        and December 31, 2002, respectively                                             1,370                     1,370

     Class B Common Stock, $0.01 par value; 50,000,000 authorized; 11,037,711 shares issued and 8,659,757 and 8,659,802 shares outstanding at March
        31, 2003 and December 31, 2002, respectively                                      110                       110

     Series C preferred stock, $0.01 par value; 50,000,000 shares authorized;
        2 shares issued and outstanding at March 31, 2003 and                               -                         -
        December 31, 2002, respectively

     Series D preferred stock, $0.01 par value;
        30,625,690 shares authorized; no shares issued                                      -                         -
        and outstanding at March 31, 2003

     Capital in excess of par value                                                 1,603,387                 1,602,265
     Retained earnings                                                                126,222                   142,813
     Accumulated other comprehensive loss                                            (628,099)                 (616,068)
                                                                                  -----------               -----------
                                                                                    1,102,990                 1,130,490
     Less 27,025,716 and 27,182,910 treasury
        shares held at March 31, 2003 and December 31,
        2002, respectively, at cost                                                  (224,900)                 (226,204)
                                                                                  -----------               -----------
         Total shareholders' equity                                                   878,090                   904,286
                                                                                  -----------               -----------

 Total liabilities and shareholders' equity                                       $ 2,440,319               $ 2,327,605
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
                                  (Unaudited)


                                                              Three Months Ended March 31,
                                                        ----------------------------------------
                                                              2003                    2002
                                                        ------------------    ------------------
    Net sales                                                 $  506,962            $  624,349
    Cost of sales, excluding depreciation
        and amortization shown separately below                  267,040               315,167
                                                            ------------          ------------
           Gross profit
                                                                 239,922               309,182
                                                            ------------          ------------
    Operating expenses:
        Selling, general and administrative                      163,489               201,381
        Merger related costs                                       6,304                     -
        Depreciation and amortization                             43,030                44,680
        Facilities reorganization and other charges                    -                 7,802
                                                            ------------          ------------
                                                                 212,823               253,863
                                                            ------------          ------------
           Operating income                                       27,099                55,319
                                                            ------------          ------------
    Other income (expense):
        Interest income                                              623                 2,743
        Interest expense                                         (18,165)              (22,621)
        Other (expense) income, net                               (3,360)               51,219
                                                            ------------          ------------

                                                                 (20,902)               31,341
                                                            ------------          ------------
           Income before provision for
              income taxes                                         6,197                86,660
    Provision for income taxes                                    14,631                17,461
                                                            ------------          ------------
           (Loss) income before minority interest                 (8,434)               69,199
    Minority interest in earnings of consolidated
        subsidiaries                                                 871                 1,017
                                                            ------------          ------------

           Net (loss) income                                  $   (9,305)           $   68,182
                                                            ============          ============


    Basic (loss) earnings per share                           $    (0.08)           $     0.56
                                                            ============          ============
    Basic weighted average shares outstanding
                                                                 120,963               121,761
                                                            ============          ============

    Diluted (loss) earnings per share                         $    (0.08)           $     0.56
                                                            ============          ============
    Diluted weighted average shares outstanding                  120,963               122,493
                                                            ============          ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Stated in thousands of U.S. dollars)
                                  (Unaudited)

                                                                      Three Months Ended March 31,
                                                                 -----------------------------------
                                                                        2003               2002
                                                                 -----------------    --------------
 Net cash provided by operating activities                          $    51,564         $   48,722
                                                                    -----------         ----------
 Cash flows from investing activities:
     Capital expenditures                                               (19,633)           (12,944)
     Purchases of bottles and cases                                      (9,242)            (8,647)
     Proceeds from sale of investments                                    3,524                  -
     Proceeds from sale of property, plant and equipment                    800              8,827
     Receivable from sale of Kaiser                                           -            (55,058)
     Other                                                                    -               (892)
                                                                    -----------         ----------
 Net cash used in investing activities                                  (24,551)           (68,714)
                                                                    -----------         ----------
 Cash flows from financing activities:
     Payment of bank loans and other                                    (59,306)           (17,299)
     Proceeds from bank loans and other long-term obligations           189,146              9,737
     Increase in restricted cash                                       (150,000)                 -
     Issuance of capital and treasury stock                               2,526                633
     Share repurchase                                                         -             (7,250)
     Payment of dividends to minority interest                             (510)               (72)
     Payment of dividends to shareholders                                (7,287)            (7,345)
     Other                                                               (4,585)               655
                                                                    -----------         ----------
 Net cash used in financing activities                                  (30,016)           (20,941)
                                                                    -----------         ----------
 Effect of exchange rate changes on cash and cash equivalents              (390)            (2,329)
                                                                    -----------         ----------
 Net decrease in cash and equivalents                                    (3,393)           (43,262)

 Cash and equivalents at beginning of period                             69,024            133,666
                                                                    -----------         ----------
 Cash and equivalents at end of period                              $    65,631         $   90,404
                                                                    ===========         ==========
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the year for:

         Interest                                                   $     8,885         $   16,346
                                                                    ===========         ==========
         Income taxes                                               $    24,601         $   20,748
                                                                    ===========         ==========
 NONCASH ACTIVITIES:
   Write-off of property, plant and equipment against
     accrued nonrecurring items                                     $         -         $    2,023
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

(1)  BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by Panamerican Beverages, Inc. and its Subsidiaries (the "Company"), in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and December 31, 2002, and the consolidated results of operations for the three months ended March 31, 2003 and 2002. Specifically, the Company reclassified $5.8 million of expenses, related to fructose taxes in Mexico, recorded during 2002 as other expense to cost of sales. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K filed with the SEC on March 28, 2003. The Company has made no significant changes in accounting policies nor has the Company made any material changes in any of the critical accounting estimates underlying these accounting policies from those reflected in the consolidated financial statements included in the 2002 Annual Report on Form 10-K.

     For the Company's subsidiaries that use their local currency as the functional currency, the assets and liabilities of these subsidiaries are translated at period-end exchange rates, and income statement items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a component of shareholders' equity. For the Company's subsidiaries that use the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at period-end exchange rates. All other assets and liabilities are re-measured at the historical rates of exchange prevailing at the time the items were originally recorded. Income and expense items are remeasured at average rates of exchange prevailing during the period, except for depreciation, amortization and materials consumed from inventories, which are translated at the rates of exchange in effect when the respective assets were acquired. Foreign currency re-measurement gains on monetary assets totaling $2.6 million and $6.5 million are included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, respectively.

(2)  MERGER TRANSACTION

     On December 22, 2002, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), Midtown Sub, Inc. and the Company signed a merger agreement, pursuant to which Coca-Cola FEMSA will acquire the Company in a transaction valued at approximately $3.6 billion, including the assumption of approximately $880 million in net debt (total long-term obligations, including current portion and bank loans less cash and equivalents and restricted cash). Additional information regarding the proposed transaction can be found in the definitive proxy statement that the Company filed with the SEC on March 28, 2003.

     On January 21, 2003, in connection with the proposed merger with Coca-Cola FEMSA, the Company authorized 30,625,690 of Series D Preferred Stock, with a par value of $0.01. It is contemplated that immediately prior to the effective time of the merger, all shares of Class A Common Stock and Class B Common Stock beneficially owned by The Coca-Cola Company ("Coca-Cola") through its subsidiaries, will be exchanged for the Series D Preferred Stock at a one-to-one ratio.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)

     On April 28, 2003, the Company's shareholders approved the proposed merger transaction with Coca-Cola FEMSA. Assuming all other conditions to the merger are satisfied or waived, the merger transaction is expected to be completed as of May 6, 2003. The completion of the merger transaction will result in the Company becoming a wholly-owned subsidiary of Coca-Cola FEMSA and the Company's Class A Common Stock will be delisted from trading on the New York Stock Exchange.

(3)  ACQUISITION OF COCA-COLA PANAMA

     At December 31, 2002, the Company held a 53% ownership interest in CA Beverages, Inc. ("CA Beverages"), a joint venture entity formed by the Company, Heineken, N.V. and Florida Ice and Farm Company, S.A. to acquire the Coca-Cola bottler and a beer company in the Republic of Panama. On March 18, 2003, CA Beverages transferred its approximate 95% ownership in the Coca-Cola bottler, Coca-Cola de Panama Compania Embotelladora, S.A. ("Coca-Cola Panama"), to the Company (and thus the Company gained control of Coca-Cola Panama) in exchange for the extinguishment of CA Beverages' indebtedness to the Company, which constituted substantially all of the original investment in CA Beverages. The results of Coca-Cola Panama's operations and its assets and liabilities have been consolidated with those of the Company during the first quarter of 2003, and are reported as part of the NOLAD segment. The aggregate purchase price was approximately $60.0 million in cash plus the assumption of approximately $31.0 million in liabilities. Approximately $28.0 million has been recorded as costs in excess of net assets acquired and is assigned to the Corporate segment. As of March 31, 2003, CA Beverages was inactive.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of January 1, 2003. The Company is still in the process of finalizing the fair values of certain assets; thus, the allocation of the purchase price is subject to change in the future.

               Current assets                                    $ 11,000
               Property, plant and equipment                       36,000
               Costs in excess of net assets acquired              28,000
               Other assets                                        15,000
                                                                 --------
                  Total assets acquired                            90,000

               Current liabilities                                 22,000
               Long-term obligations                                9,000
                                                                 --------
                    Total liabilities acquired                     31,000
                                                                 --------

                    Net assets acquired                           $59,000
                                                                 ========

     The operating results of Coca-Cola Panama for the first quarter of 2002 are not considered material to the Company's consolidated results for the quarter ended March 31, 2002. Therefore, pro-forma information as if the acquisition had occurred on January 1, 2002 is not presented.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)

(4)  NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities- an Interpretation of ARB No. 51." FIN No. 46 addresses consolidation by business enterprises of variable interest entities, which include entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 also applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

     In December 2002, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation according to APB No. 25, "Accounting for Stock-Based Compensation", while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures (see Note 7) about the effect of SFAS No. 123 on reported income.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others- an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made no material changes to the amount or nature of the guarantees disclosed in
     Note 11 of the Company's 2002 Annual Report on Form 10-K.

(5)  EARNINGS (LOSS) PER SHARE

     In accordance with SFAS No. 128, "Earnings per Share," basic (loss) earnings per common share calculations are determined by dividing earnings (loss) attributable to common shareholders by the weighted average number of shares of common stock. Diluted earnings (loss) per share are determined by dividing earnings (loss) available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, related to outstanding stock options.

     The following table reconciles the weighted average number of shares outstanding with the number of shares used in the computation of diluted
     (loss) earnings per share:

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2003           2002
                                                    ---------------  -----------
  Numerator:
     Net (loss) income                                  $  (9,305)     $ 68,182
                                                        =========      ========
  Denominator (in thousands):
     Denominator for basic (loss) earnings per share      120,963       121,761
     Effect of dilutive securities:
        Options to purchase common stock                        -           732
                                                        ---------      --------
     Denominator for diluted (loss) earnings per share    120,963       122,493
                                                        =========      ========
  (Loss) earnings per share:
     Basic                                              $   (0.08)     $   0.56
                                                        =========      ========
     Diluted                                            $   (0.08)     $   0.56
                                                        =========      ========


     The Company declared and paid cash dividends of $0.06 per share of common stock for the three months ended March 31, 2003.

(6)  FACILITIES REORGANIZATION

     During the year ended 2002, the Company recorded $110.2 million of facilities reorganization and other charges ($92.0 million, net of tax benefits), of which $16.6 million was recorded during the first quarter of 2002 ($12.9 million, net of tax benefits), primarily due to the deterioration of macroeconomic conditions in some of the countries in which the Company operates. These charges consisted of severance charges for approximately 2,100 employees, asset write-offs and impairment charges, and write-offs of obsolete machinery and discontinued production components.

     As of March 31, 2003, approximately 1,200 of the 2,100 employees have been terminated by the Company, resulting in severance payments totaling $18.2 million, of which $9.2 million was expensed during the first quarter of 2002. Balances related to accrued facilities reorganization costs for severance payments to employees of $1.5 million and $3.7 million are reflected in other accrued liabilities in the condensed consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively.

(7)  STOCK-BASED COMPENSATION PLANS

     At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


                                                                                         March 31,
                                                                               -----------------------------
                                                                                   2003            2002
                                                                               -------------  --------------
 Net (loss) income, as reported:                                                $   (9,305)    $   68,182
 Stock-based compensation expense, included in the determination of net
 (loss) income, as reported, net of related tax effects                                  -              -
 Less:  Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax
 effects                                                                            (1,492)        (1,770)
                                                                                ----------     ----------
 Pro forma net (loss) income                                                    $  (10,797)    $   66,412
                                                                                ==========     ==========
 (Loss) earnings per share:
       Basic, as reported                                                       $    (0.08)    $     0.56
                                                                                ==========     ==========
       Basic, pro forma                                                         $    (0.09)    $     0.55
                                                                                ==========     ==========
       Diluted, as reported                                                     $    (0.08)    $     0.56
                                                                                ==========     ==========
       Diluted, pro forma                                                       $    (0.09)    $     0.54
                                                                                ==========     ==========

(8)  TRANSACTIONS WITH RELATED PARTIES

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

     Amounts due from or due to related parties as of March 31, 2003 and December 31, 2002, respectively, are included in the condensed consolidated balance sheet captions indicated and are summarized as follows:

                                           March 31, 2003    December 31, 2002
                                         -----------------  ------------------
     Accounts receivable:
        Subsidiaries of Coca-Cola               $  13,302          $  17,502
        Subsidiaries of Kaiser                      1,392              1,982
                                                ---------          ---------
                                                $  14,694          $  19,484
                                                =========          =========
     Accounts payable:
        Subsidiaries of Coca-Cola               $  21,432          $  29,407
        Productos de Vidrio, S.A.                      26              2,469
        Central Azucarero Portuguesa, C.A.            761              2,602
        Other                                       3,856              4,139
                                                ---------          ---------
                                                $  26,075          $  38,617
                                                =========          =========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)

     The Company had the following significant transactions, included in the statements of operations detail, with related parties:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2003            2002
                                                    -------------  -------------
   Income:
        Marketing expense support from Coca-Cola
           (recorded net against marketing expenses)  $   8,316       $   7,068
        Kaiser beer distribution fees                       414           1,056
        Other                                                 -             259
                                                      ---------       ---------
                                                      $   8,730       $   8,383
                                                      =========       =========
   Expenses:
        Purchases of concentrate from Coca-Cola       $  74,107       $  57,088
        Purchases of beer                                 5,970          10,474
        Purchases of other inventories                   16,702          25,020
                                                      ---------       ---------
                                                      $  96,779       $  92,582
                                                      =========       =========


     In accordance with the agreements announced with Coca-Cola in 2002 regarding the conversion of the Company's water brand in Mexico to Coca-Cola's brand, the Company received approximately $56.4 million during the first quarter of 2003. The Company has deferred this amount and will recognize this amount over a period of ten years. As a result, the Company recorded approximately $1.4 million during the first quarter as a reduction of cost of sales. The remaining amount of $55.0 million to be recognized is included in the Company's condensed consolidated balance sheet as of March 31, 2003 as deferred revenue, with amounts due to be recognized during the next twelve months classified within other accrued liabilities and the remainder classified as long-term other liabilities.

     The Company maintains an ownership interest, classified as a current investment, in Molson, Inc. ("Molson") shares as a result of the sale of its interest in Cervejarias Kaiser, S.A. ("Kaiser") during 2002. During the first quarter of 2002, the Company recorded a gain on the sale of its 12.1% equity stake in Kaiser as part of a larger transaction in which Molson acquired Kaiser, and entered into a partnership with Heineken. The sale generated proceeds for the Company of $55.1 million and an $18.9 million interest in Molson stock ($20.8 million at March 31, 2003). The interest in the Molson stock is recorded as an investment. The Molson stock is subject to a two-year contractual restriction on sale that expires on March 19, 2004, pursuant to an agreement with Molson entered into at the time of acquisition of Kaiser by Molson. The two-year restriction can only be shortened in the case of a change in control of Molson, transfer of substantially all of the assets of Molson, or any material inaccuracy in Molson's representations and warranties contained in the Kaiser purchase agreement. As of March 31, 2003, no events have occurred which have decreased the original restriction period. However, as the initial two-year contractual restriction with respect to the sale of the Molson shares is now less than one year, the Company has applied mark-to-market accounting to its investment in Molson and has recorded an unrealized gain on the Molson shares of approximately $8.1 million as a component of comprehensive (loss) income. This transaction resulted in a gain of $48.6 million in 2002, which was included as part of Other income (expense), net in the condensed consolidated statement of operations. The Company will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser is not expected to impact this distribution agreement.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)


(9)  INVENTORIES

      Inventories consist of:                                     March 31, 2003   December 31, 2002
                                                                 ---------------- -------------------
        Bottled beverages                                           $    28,914        $  25,629
        Raw materials                                                    54,264           57,364
        Spare parts and supplies                                         31,497           28,072
                                                                    -----------        ---------
                                                                        114,675          111,065
        Less - Allowance for obsolete and slow moving items               6,128            5,949
                                                                    -----------        ---------
                                                                    $   108,547        $ 105,116
                                                                    ===========        =========

(10) COMPREHENSIVE (LOSS) INCOME

     Comprehensive (loss) income includes net (loss) income, foreign currency translation and unrealized gains (losses) on derivative instruments and available-for-sale investments. The comprehensive (loss) income for the three months ended March 31, 2003 and 2002 is as follows:


                                                                       2003              2002
                                                                   ---------------  -------------
        Net (loss) income                                           $    (9,305)       $  68,182
        Other comprehensive income (loss):
           Foreign currency translation                                 (20,142)          (5,151)
           Unrealized gain on available-for-sale instruments              8,111                -
           Unrealized losses on derivative financial instruments              -             (523)
                                                                    -----------        ---------
        Comprehensive (loss) income                                 $   (21,336)       $  62,508
                                                                    ===========        =========


(11) DERIVATIVE INSTRUMENTS

     The Company had a fixed-to-floating interest rate swap, which expired on April 1, 2003, with a total notional amount of $150.0 million, which exchanged a fixed interest rate of 8.125% for a LIBOR-based rate. As of March 31, 2003, the fair value of the interest rate swap was an asset of $0.8 million and is recorded within other current assets. The Company recorded an unrealized gain of approximately $0.4 million, included as a reduction of interest expense, for the quarter ended March 31, 2003 in the Company's condensed consolidated statement of operations.

     The Company entered into an equity forward purchase contract, expiring in March 2004, on Molson shares to be received from the sale of Kaiser, with a notional amount of approximately $18.1 million. The Company recognized an unrealized holding loss of $1.4 million, included in other income (expense) net, for the quarter ended March 31, 2003 in the Company's condensed consolidated statement of operations. As of March 31, 2003, the fair value of the equity forward purchase contract was a liability of $2.1 million, which is recorded within other current liabilities in the accompanying 2003 condensed consolidated balance sheet.

     During 2002, the Company entered into a foreign currency forward purchase contract to purchase the Colombian peso forward, expiring during the first quarter of 2003 for a notional amount of approximately $7.5 million. The expiration of this foreign currency forward purchase contract had no impact on the Company's condensed consolidated results of operations for the quarter ended March 31, 2003.

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)

(12) RESTRICTED CASH

     On April 1, 2003, the Company's $150.0 million 8.125% Senior Notes (the "Yankee Bonds") matured. During March 2003, the Company entered into a bridge loan agreement (the "Bridge Loan") of $150.0 million maturing on July 28, 2003 with monthly interest payments in order to facilitate the repayment and retiring of the Yankee Bonds. The Bridge Loan bears an annual interest rate of LIBOR plus 1.0% for the first two months and LIBOR plus 1.375% for the remaining months until maturity. On March 31, 2003, the Company transferred amounts to the Yankee Bonds trustee to pay the required amounts to the bondholders upon maturity. As of March 31, 2003, the amounts held in escrow by the Yankee Bonds trustee are considered restricted cash for the purpose of paying and retiring the Yankee Bonds on April 1, 2003.

(13) SEGMENTS AND RELATED INFORMATION

     The Company operates in the bottling and distribution industries and in markets throughout Latin America. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Management operates and organizes itself according to business units, which comprise the Company's products across geographic locations. The Company's Corporate entity engages in various transactions, including but not limited to debt agreements and, at times, derivative transactions, which may generate gains and losses. These amounts are included as a separate reportable segment entitled "Corporate" and are not allocated to the Company's other reportable segments as the Company evaluates the performance of its Corporate entity on a stand-alone basis and the Company believes the allocation of these expenses to the remaining operating segments would result in a misleading presentation of the Company's segment performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 2002 Annual Report on Form 10-K filed with the SEC on March 28, 2003. Long-lived assets constitute total assets less current assets less long-term deferred income taxes less long-term receivables from affiliated companies. Relevant information concerning the geographic areas in which the Company operates in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is as follows:

                                                                         THREE MONTHS ENDED MARCH 31, 2003
                                      ---------------------------------------------------------------------------------------------
                                                                                                           ELIMINA
                                        NOLAD        COLOMBIA      VENEZUELA      BRAZIL     CORPORATE     TIONS           TOTAL
                                      ---------      --------      ---------     --------    ---------    -----------   -----------
Net sales                             $ 296,642      $ 77,074       $ 56,447     $ 76,799   $        -    $         -   $  506,962
                                      =========      ========       ========     ========   ==========    ===========   ===========
Operating income (loss)                  42,843         4,552        (10,029)      (2,784)      (9,359)         1,876       27,099
                                      =========      ========       ========     ========   ==========    ===========   ===========
Interest income                           1,090         1,714              1          155           61         (2,398)         623
                                      =========      ========       ========     ========   ==========    ===========   ===========
Interest expense                         (5,355)       (1,562)          (712)      (1,273)     (11,661)         2,398      (18,165)
                                      =========      ========       ========     ========   ==========    ===========   ===========
Other income (expense), net                 207          (499)           (23)      (1,585)       2,179         (3,639)      (3,360)
                                      =========      ========       ========     ========   ==========    ===========   ===========
Depreciation and amortization            19,761         9,302         11,695        2,695          123           (546)      43,030
                                      =========      ========       ========     ========   ==========    ===========   ===========
Capital expenditures                     16,540         1,834            169        1,090            -              -       19,633
                                      =========      ========       ========     ========   ==========    ===========   ===========


                                                                                 AS OF MARCH 31, 2003
                                      ---------------------------------------------------------------------------------------------

Long-lived assets                     $ 696,394      $213,353       $235,930     $103,769   $1,711,433    $(1,040,421)  $1,920,458
                                      =========      ========       ========     ========   ==========    ===========   ===========
Total assets                            972,642       363,831        278,763      249,205    2,009,120     (1,433,242)   2,440,319
                                      =========      ========       ========     ========   ==========    ===========   ===========

                 PANAMERICAN BEVERAGES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Balances in the tables are stated in thousands of U.S. dollars, except per share amounts)
                                  (Unaudited)

                                                                COSTS IN EXCESS OF NET ASSETS ACQUIRED
                                      ---------------------------------------------------------------------------------------------
                                                                                                           ELIMINA
                                        NOLAD        COLOMBIA      VENEZUELA      BRAZIL     CORPORATE     TIONS           TOTAL
                                      ---------      --------      ---------     --------    ---------    -----------   -----------
Balance as of January 1, 2003         $  63,828      $    661       $      -     $ 33,767    $ 738,401    $         -   $  836,657
Costs in excess of net assets
   acquired during the year                   -             -              -            -       28,029              -       28,029
Impairment losses                             -             -              -            -            -              -            -
Costs in excess of net assets
   amortized during the year                  -             -              -            -            -              -            -
Costs in excess of net assets
   written off related to sale of
   business unit                              -             -              -            -            -              -            -

Translation adjustments                  (1,832)          (20)             -        1,729            -              -         (123)
                                      ---------      --------      ---------     --------    ---------    -----------   ----------
Balance as of March 31, 2003          $  61,996      $    641       $      -     $ 35,496    $ 766,430    $         -   $  864,563
                                      =========      ========       ========     ========    =========    ===========   ==========

                                                                    THREE MONTHS ENDED MARCH 31, 2002
                                      ---------------------------------------------------------------------------------------------
                                                                                                            ELIMINA
                                        NOLAD        COLOMBIA      VENEZUELA       BRAZIL    CORPORATE      TIONS          TOTAL
                                      ---------      --------      ----------    ---------   ---------    -----------   ----------
Net sales                             $ 314,140      $ 99,739       $ 105,589    $ 104,881  $        -    $         -   $  624,349
                                      =========      ========       =========    =========  ==========    ===========   ==========
Operating income (loss)                  39,419        10,963          (2,478)       8,572      18,074        (19,231)      55,319
                                      =========      ========       =========    =========  ==========    ===========   ==========
Interest income                           1,030           151           1,422          358         157           (375)       2,743
                                      =========      ========       =========    =========  ==========    ===========   ==========
Interest expense                         (7,032)       (3,209)         (1,698)        (952)    (10,105)           375      (22,621)
                                      =========      ========       =========    =========  ==========    ===========   ==========
Other income (expense), net               1,355            97           3,651       48,732         943         (3,559)      51,219
                                      =========      ========       =========    =========  ==========    ===========   ==========
Depreciation and amortization            17,546        12,351          11,147        4,042         120           (526)      44,680
                                      =========      ========       =========    =========  ==========    ===========   ==========
Capital expenditures                      9,829         1,157             210        1,748           -              -       12,944
                                      =========      ========       =========    =========  ==========    ===========   ==========


                                                                           AS OF DECEMBER 31, 2002
                                      ---------------------------------------------------------------------------------------------

Long-lived assets                     $ 656,412      $226,137       $ 248,917    $ 111,896  $1,713,752    $(1,010,063)  $1,947,051
                                      =========      ========       =========    =========  ==========    ===========   ==========
Total assets                            861,777       386,883         296,635      249,898   1,865,031    $(1,332,619)  $2,327,605
                                      =========      ========       =========    =========  ==========    ===========   ==========


                                                                   COSTS IN EXCESS OF NET ASSETS ACQUIRED
                                      ---------------------------------------------------------------------------------------------
Balance as of January 1, 2002         $  72,249      $    827       $      -     $ 57,579    $ 738,401    $         -   $  869,056
Costs in excess of net assets
   acquired during the year                   -             -              -            -            -              -            -
Impairment losses                             -             -              -            -            -              -            -
Costs in excess of net assets
   amortized during the year                  -             -              -            -            -              -            -
Costs in excess of net assets
   written off related to sale of
   business unit                              -             -              -            -            -              -            -

Translation adjustments                  (8,421)         (166)             -      (23,812)           -              -      (32,399)
                                      ---------      --------       --------     --------    ---------    -----------   ----------
Balance as of December 31, 2002       $  63,828      $    661       $      -     $ 33,767    $ 738,401    $         -   $  836,657
                                      =========      ========       =========    =========   =========    ===========   ==========

(14)   COMMITMENTS AND CONTINGENCIES

       As discussed in Note 16 to the Company's 2002 Annual Report on Form 10-K, with respect to the litigation brought under the Alien Tort Claim Act by a labor union and several individuals from the Republic of Colombia in the U.S. District Court for the Southern District of Florida (the "Court"), the Court issued an order (the "Order") on March 28, 2003 with respect to the defendants' motion to dismiss. By this Order, the Court dismissed the plaintiffs' claim under RICO and dismissed The Coca-Cola Company from the lawsuit. The Order discussing subject matter jurisdiction is not clear as how it affects Panamerican Beverages, Inc., Panamco LLC and Panamco Colombia, S.A., and thus a motion for clarification has been filed and is pending with the Court. As for the Court's personal jurisdiction over Panamco Colombia, S.A., the Court is allowing the plaintiffs to take limited jurisdictional discovery so that the personal jurisdiction issue can be decided at a hearing scheduled for May 30, 2003.


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

       The overview is followed by a review of items that affect the comparability of historic or future results. We then provide an analysis of our results of operations and liquidity and financial condition. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes to the condensed consolidated financial statements, as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 and the notes thereto included elsewhere herein.

PROPOSED MERGER TRANSACTION

       On December 22, 2002, we entered into a merger agreement with Coca-Cola FEMSA (the "Merger Agreement"), pursuant to which Coca-Cola FEMSA will acquire Panamco in a transaction valued at approximately $3.6 billion, including the assumption of $880 million in estimated net debt (used in this report to mean long-term obligations, including current portion, minus cash and equivalents and restricted cash). Additional information regarding the proposed transaction can be found in the definitive proxy statement that we filed with the Securities and Exchange Commission on March 28, 2003.

       On April 28, 2003 at a special meeting of Panamco's shareholders, Panamco's shareholders approved the proposed merger transaction with Coca-Cola FEMSA. On the record date, there were 112,793,056 shares of Panamco's Class A Common Stock outstanding, 8,659,757 shares of Panamco's Class B Common Stock outstanding and 2 shares of Panamco's Series C Preferred Stock outstanding. There were 8,296,800 shares of Class B Common Stock and 2 shares of Series C Preferred Stock represented and entitled to vote at the meeting in person or by proxy, representing 95.8% and 100%, respectively, of the shares outstanding and entitled to vote at the meeting. There were 82,979,443 shares of Panamco's Class A Common Stock represented at the meeting in person or by proxy, representing 73.6% of the Class A Common Stock outstanding and entitled to vote at the meeting, subject to the affirmative vote of the holders of Panamco's Class B Common Stock with respect to asking the holders of Class A Common Stock to approve the merger. Of the 8,296,800 shares of Class B Common Stock represented and entitled to vote at the meeting, 8,282,396 shares were voted to approve the merger and 8,282,412 were voted in favor of asking the holders of Class A Common Stock to approve the merger. Of the 82,979,443 shares of Class A Common Stock represented at the meeting, 42,557,214 shares were not held by disqualified holders as defined in the Merger Agreement. Of those 42,557,214 Class A shares, 42,553,267 were voted to approve the merger. All outstanding shares of Panamco's Series C Preferred Stock represented and entitled to vote at the meeting were voted to approve the merger. Assuming all other conditions to the merger are satisfied or waived, the merger transaction is expected to be completed as of May 6, 2003.

       Immediately prior to the effective time of the merger transaction, the transaction contemplates that all shares of Panamco's Class A Common Stock and Class B Common Stock beneficially owned by The Coca-Cola Company will be exchanged for newly issued shares of Panamco's Series D Preferred Stock at a one-to-one ratio.

       As a result of the merger,

       o each share of Panamco's Class A Common Stock will be converted into the right to receive $22.00 in cash;
       o each share of Panamco's Class B Common Stock will be converted into the right to receive $38.00 in cash;
       o the Series C Preferred Stock and Series D Preferred Stock beneficially owned by The Coca-Cola Company, through its subsidiaries, will be converted into the right to receive one or more promissory notes that will entitle the holder to be issued 304,045,678 Series D shares of Coca-Cola FEMSA; and
       o all Panamco stock options will be cancelled, with the holders becoming entitled to receive the excess, if any, of $22.00 over the exercise price, per share, of such options.

       Following the closing of the merger transaction, Panamco shareholders will receive instructions on how to obtain cash payments in exchange for shares of Panamco common stock.

       The merger will result in Panamco immediately becoming a wholly-owned subsidiary of Coca-Cola FEMSA. Trading in Panamco's Class A Common Stock will be suspended on the effective date of the merger and, after the merger, Panamco's Class A Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 ("Exchange Act"). After the merger, Panamco will continue to have reporting obligations under the Exchange Act with respect to its 7.25% Senior Notes, due 2009, but Panamco will revert to its previous status as a "foreign private issuer." As a "foreign private issuer", Panamco will no longer be required to file annual reports on Form 10-K or quarterly reports on Form 10-Q. Instead, Panamco will be required to file annual reports on Form 20-F and, if applicable, to furnish information on Form 6-K. Panamco understands that Coca-Cola FEMSA is exploring alternatives that would permit the termination of these reporting obligations at some point in the future.

BEVERAGE VOLUMES

       Like most companies in the beverage industry, we measure our volumes in unit cases of finished products. As used in this report, "unit case" means 192 ounces of finished beverage product (24 eight-ounce servings) and "average sales prices per unit case" means net sales in U.S. dollars for the period divided by the number of unit cases sold during the same period.

OPERATING SEGMENTS

       As a soft drink bottler operating in diverse markets in Latin America, our operations are organized based on geographic location. We report segment information (see Note 13 of the "Notes to Condensed Consolidated Financial Statements") for five geographic areas: North Latin American Division (or NOLAD), Colombia, Venezuela, Brazil and the corporate operations in the United States. NOLAD consists of Panamco's operations in Mexico and in the Central American countries of Guatemala, Nicaragua, Costa Rica and Panama.

CRITICAL ACCOUNTING POLICIES

       We have made no significant changes in accounting policies from those reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RELATED PARTY TRANSACTIONS WITH THE COCA-COLA COMPANY

       Coca-Cola is our largest shareholder and owns approximately 25% of our outstanding Class A Common Stock, 25% of our outstanding Class B Common Stock and all of our outstanding Series C Preferred Stock. Two members of our board of directors are designees of Coca-Cola. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of our relationship with Coca-Cola.

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

       Forward-looking statements contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings. The words "believes", "intends", "expects", "anticipates", "projects", "estimates", "predicts", and similar expressions are also intended to identify forward-looking statements. Such statements, estimates, and projections reflect various assumptions by our management, concerning anticipated results and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Factors that could cause results to differ include, but are not limited to, changes in the soft drink business environment (including actions of competitors and changes in consumer preference), changes in the economic and political environment of Venezuela, changes in governmental laws and regulations (including income and excise taxes), market demand for new and existing products, raw material prices, devaluation of local currencies against the U.S. dollar and the ability to consummate the proposed merger transaction with Coca-Cola FEMSA. A discussion of certain of the factors that could cause actual results to differ is set forth in our Registration Statement on Form S-8, dated July 23, 2001 (File no. 333-65652). These and other factors are also discussed in "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business" of our Annual Report on Form 10-K for the year ended December 31, 2002. We cannot assure you that such statements, estimates and projections will be realized. The forecasts and actual results will likely vary and those variations may be material. We make no representation or warranty as to the accuracy or completeness of such statements, estimates or projections contained in this document or that any forecast contained herein will be achieved. We caution readers not to place undue reliance on these forward-looking statements. These statements speak only as of their dates, and we undertake no obligations to update or revise any of them, whether as a result of new information, future events or otherwise.

ITEMS THAT AFFECT HISTORICAL OR FUTURE COMPARABILITY

SALE OF OUR 12.1% EQUITY STAKE IN CERVEJARIAS KAISER, S.A. ("KAISER")

       During the first quarter of 2002, we recorded a gain on the sale of our 12.1% equity stake in Kaiser as part of a larger transaction in which Molson, Inc. ("Molson") acquired Kaiser, and entered into a partnership with Heineken. The sale generated proceeds for Panamco of $55.1 million and an $18.9 million interest in Molson stock ($20.8 million at March 31, 2003). The interest in the Molson stock is recorded as an investment. The Molson stock is subject to a two-year contractual restriction on sale that expires on March 19, 2004, pursuant to an agreement with Molson entered into at the time of acquisition of Kaiser by Molson. The two-year restriction can only be shortened in the case of a change in control of Molson, transfer of substantially all of the assets of Molson, or any material inaccuracy in Molson's representations and warranties contained in the Kaiser purchase agreement. As of March 31, 2003, no events have occurred which have decreased the original restriction period. However, as the initial two-year contractual restriction with respect to the sale of the Molson shares is now less than one year, the Company has applied mark-to-market accounting to its investment in Molson and has recorded an unrealized gain on the Molson shares of approximately $8.1 million as a component of comprehensive (loss) income. This transaction resulted in a gain of $48.6 million in the first quarter of 2002, which was included as part of Other income (expense), net in the condensed consolidated statement of operations. Panamco will continue to distribute Kaiser products in its franchise areas in Brazil and the acquisition of Kaiser is not expected to impact this distribution agreement.

FACILITIES REORGANIZATION AND OTHER CHARGES

     During the first quarter of 2002, we recorded facilities reorganization and other charges totaling $16.6 million ($12.9 million net of tax benefits), of which $11.6 million were cash charges and $5.0 million were noncash charges. The cash charges related primarily to severance payments for the termination of approximately 600 employees in Mexico and Venezuela and to the payment of excise taxes on soft drink inventories containing high fructose corn syrup in Mexico. The noncash charges related primarily to the closure of plants in Venezuela and to the sale, at a loss, of the our corporate airplane to a related party. Approximately $5.8 million of these charges are included in the cost of sales caption of our 2002 condensed consolidated statement of operations, $7.8 million of these charges are included in the facilities reorganization and other charges caption of our 2002 condensed consolidated statement of operations and the remaining $3.0 million of these charges are included in the other income (expense) caption of our 2002 condensed consolidated statement of operations.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

       Net sales for the first quarter ended March 31, 2003 decreased 18.8% to $507.0 million from $624.3 million in the 2002 first quarter. Net sales were negatively impacted by a consolidated unit case sales decrease of 5.0% compared to the 2002 period, and the prolonged effect of a nationwide strike in Venezuela during the first quarter, which resulted in a unit case sales decrease of 31.9% and a decrease of 46.5% in net sales for our Venezuelan operation.

       Cost of sales as a percentage of net sales increased to 52.7% during the first quarter of 2003 from 50.5% in the 2002 period. This increase was impacted by increases in raw materials and packaging costs, which could not be fully offset by price increases.

       Operating expenses as a percentage of net sales increased to 42.0% during the first quarter of 2003 from 40.7% in the 2002 period, mainly due to only a 16.2% decline in operating expenses, which was lower than the 18.8% contraction experienced in net sales. Panamco did not record any facilities reorganization and other charges during the first quarter of 2003 compared to $7.8 million of these charges in the first quarter of 2002.

       Operating income decreased 51.0% to $27.1 million during the first quarter of 2003 from $55.3 million in the 2002 period, mainly due to the decline in net sales of 18.8% and the increase in cost of sales resulting from the aforementioned increases in dollar denominated raw materials.

       Net interest expense decreased 11.8% to $17.5 million during the first quarter of 2003 from $19.9 million in the 2002 period, mainly resulting from a decrease in interest rates applicable to Panamco's debt portfolio when compared to the 2002 period. In addition, the Company's net debt at March 31, 2003 decreased approximately 6.9% when compared to the 2002 period.

       Other expense, net totalled $3.4 million during the first quarter of 2003 compared to other income, net of $51.2 million in the 2002 period. The $54.6 million year over year difference is primarily the result of the $48.6 million gain from the sale of Kaiser in 2002, the recording of a $0.1 million foreign exchange loss in 2003, compared to a $0.8 million gain in 2002, the recognition of a $3.0 million loss on the sale of our corporate airplane in 2002, and a decrease in gains recognized on sales of property, plant and equipment of $1.1 million.

       The consolidated effective income tax rate increased to 236.1% during the first quarter of 2003 from 20.1% in the 2002 period. The elevated effective income tax rate is not a normal occurrence and was caused by the inability to recognize a tax benefit for losses incurred by the Venezuelan subsidiary and the fact that our operations in Mexico and Central America are located in fully tax-paying countries.

       As a result of the foregoing, Panamco recorded a net loss of $9.3 million during the first quarter of 2003, or $0.08 per basic and diluted share, compared to net income of $68.2 million, or $0.56 per basic and diluted share, during the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents decreased $3.4 million during the first three months of 2003. Our primary sources of cash for the first quarter of 2003 were cash from operations of $51.6 million and net proceeds from bank loans totaling $189.1 million. Our primary uses of cash for the first quarter of 2003 were the payment of bank loans and other long-term obligations totaling $59.3 million, capital expenditures totaling $19.6 million, purchase of bottles and cases totaling $9.2 million, an increase in restricted cash of $150.0 million and payment of shareholder dividends totaling $7.3 million.

       Total consolidated indebtedness, or gross debt, increased to $1,028.7 million at March 31, 2003, from $891.9 million at the end of 2002, consisting of $710.5 million at the holding company level and $318.2 million of subsidiary indebtedness. The increase in gross debt is primarily the result of the bridge loan entered into by Panamco, as discussed in Note 12 to the condensed consolidated financial statements. Net debt decreased to $813.1 million at March 31, 2003 from $822.8 million at the end of 2002 primarily as a result of the repayment of $50.0 million outstanding at December 31, 2002 related to the bridge loan used to acquire Coca-Cola Panama offset by assumed net debt of Coca-Cola Panama totaling $10.2 million and additional short-term bank loans entered into by our Mexican and Corporate subsidiaries.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There has been no significant change in our exposure to market risk during the three months ended March 31, 2003. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Form 10-K for the year ended December 31, 2002.

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


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       Legal Proceedings information is addressed in Item 3 of our Form 10-K for the year ended December 31, 2002. There has been no material change to that information required to be disclosed in this Quarterly Report on Form 10-Q except with respect to the litigation brought under the Alien Tort Claim Act by a labor union and several individuals from the Republic of Colombia in the U.S. District Court for the Southern District of Florida (the "Court"). The Court issued an order (the "Order") on March 28, 2003 with respect to the defendants' motion to dismiss. By this Order, the Court dismissed the plaintiffs' claim under RICO and dismissed The Coca-Cola Company from the lawsuit. The Order discussing subject matter jurisdiction is not clear as how it affects

Panamerican Beverages, Inc., Panamco LLC and Panamco Colombia, S.A., and thus a motion for clarification has been filed and is pending with the Court. As for the Court's personal jurisdiction over Panamco Colombia, S.A., the Court is allowing the plaintiffs to take limited jurisdictional discovery so that the personal jurisdiction issue can be decided at a hearing scheduled for May 30, 2003.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 5.  OTHER INFORMATION

       None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  List of Exhibits:
       ----------------

       10.1 US$150 million Credit Agreement entered by and among Panamerican Beverages, Inc. as borrower, ING Capital LLC as administrative agent, and the banks listed therein as lenders, dated as of March 24, 2003.

       10.2 US$10 million Credit Agreement entered by and among Panamerican Beverages, Inc. as borrower, and Banco Santander Central Hispano, S.A., as lender, dated as of February 28, 2003.

       10.3 Amendment to the Trademark License Agreement entered by and among Administracion de Marcas S.A. de C.V., as proprietor, and The Coca-Cola Export Corporation Mexico branch, as licensee, dated as of December 1, 2002.

       10.4 Trademark License Agreement entered by and among Panamerican Beverages S.A. de C.V., as proprietor, and Panamco Bajio S.A. de C.V., as licensee, dated as of January 1, 2003.

       10.5 Trademark License Agreement entered by and among Panamerican Beverages S.A. de C.V., as proprietor, and Panamco Golfo S.A. de C.V., as licensee, dated as of January 1, 2003.

       10.6 Trademark Sub-License Agreement entered by and among Panamco Golfo S.A. de C.V., as licensor, and The Coca-Cola Company, as licensee, dated as of January 4, 2003.

       10.7 Trademark Sub-License Agreement entered by and among Panamco Bajio S.A. de C.V., as licensor, and The Coca-Cola Company, as licensee, dated as of January 4, 2003.

       10.8 Promotion and Non-Compete Agreement entered by and among The Coca-Cola Export Corporation Mexico branch and Panamco Bajio S.A. de C.V., dated as of March 11, 2003.

       10.9 Promotion and Non-Compete Agreement entered by and among The Coca-Cola Export Corporation Mexico branch and Panamco Golfo S.A. de C.V., dated as of March 11, 2003.

       10.10 Non-Compete Agreement entered by and among Panamerican Beverages S.A. de C.V. and Panamco Bajio S.A. de C.V., dated as of March 12, 2003.

       10.11 Non-Compete Agreement entered by and among Panamerican Beverages S.A. de C.V. and Panamco Golfo S.A. de C.V., dated as of March 12, 2003.

       10.12 Termination Agreement entered by and among Panamerican Beverages S.A. de C.V. and Panamco Bajio S.A. de C.V., dated as of March 12, 2003.

       10.13 Termination Agreement entered by and among Panamerican Beverages S.A. de C.V. and Panamco Golfo S.A. de C.V., dated as of March 12, 2003.

       10.14 Memorandum of Understanding by and among Panamerican Beverages S.A. de C.V., as seller, and The Coca-Cola Company, as buyer, dated as of March 11, 2003.

       10.15 US$ 50 million Promissory Note granted by Panamerican Beverages Inc., as borrower, to Panamerican Beverages S.A. de C.V., as lender, dated as of March 18, 2003.

       10.16 Stock Purchase Agreement entered by and among CA Beverages, Inc., as seller, and Inter-American Financial Corporation, as buyer, dated as of March 18, 2003.

       99.1 Certificate of the Chief Executive Officer and President of Panamerican Beverages, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certificate of the Chief Financial Officer of Panamerican Beverages, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


  (b)  Reports on Forms 8-K:
       --------------------

       The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         May 5, 2003                PANAMERICAN BEVERAGES, INC.
                                    (REGISTRANT)

                                     By:  /s/ Annette Franqui
                                          -------------------
                                          Annette Franqui
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (On behalf of the Registrant and as
                                          Chief Accounting Officer)

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


       Date:  May 5, 2003
                                                       /s/ Craig Jung
                                                       ----------------
                                                       Craig Jung
                                                       Chief Executive Officer

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


       Date:  May 5, 2003

                                                   /s/ Annette Franqui
                                                   -----------------------
                                                   Annette Franqui
                                                   Chief Financial Officer